Form 10-Q
period 2016-06-30
Inbit Corp
filed 2016-08-15
CIK 1657803

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-209497

INBIT CORP.

 (Exact name of registrant as specified in its charter)

Nevada	35-2517466	7371
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

Av. Amazonas N41-125 Y Isla Baltra,

Quito, Ecuador

Tel.  702-899-0259

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2016
Common Stock, $0.001	6,300,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

INBIT CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	JUNE 30, 2016 (Unaudited)	DECEMBER 31, 2015 (Audited)
ASSETS
Current Assets
Cash	$ 27,876	$ 50

Equipment, net depreciation	1,925	-

Total Assets	$ 29,801	$ 50

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from related parties	$ 3,926	$ 1,075
Total current liabilities	3,926	1,075

Total Liabilities	3,926	1,075

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,300,000 shares issued and outstanding at June 30, 2016 and 0 shares issued and outstanding at December 31, 2015 respectively	6,300	-
Additional paid-in-capital	24,700	-
Deficit accumulated during the development stage	(5,125)	(1,025)
Total Stockholders’ Equity (Deficit)	25,875	(1,025)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 29,801	$ 50

The accompanying notes are an integral part of these financial statements.

3 | Page

INBIT CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months ended June 30, 2016	Six Months ended June 30, 2016	Three Months ended June 30, 2015	Six Months ended June 30, 2015
Revenue	$ 2,500	$ 4,500	$ -	$ -

Operating expenses
General and administrative expenses	3,065	8,600	0	0
Net loss from operations	(565)	(4,100)	0	0
Loss before taxes	(565)	(4,100)	0	0

Provision for taxes	-	-	-	-

Net loss	$ (565)	$ (4,100)	$ 0	$ 0

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ -*	$ -*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,455,055	5,090,165	-*	-*

*No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these financial statements.

4 | Page

INBIT CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Operating Activities
Net loss	$ (4,100)	$ 0
Depreciation	175	-
Net cash used in operating activities	(3,925)	0
Investing Activities
Computer	$ (2,100)	-
Net cash used in investing activities	(2,100)	-
Financing Activities
Proceeds from sale of common stock	31,000	-
Proceeds from loan from shareholder	2,851	-
Net cash provided by financing activities	33,851	-
Net increase in cash and equivalents	27,826	0
Cash and equivalents at beginning of the period	50	-
Cash and equivalents at end of the period	$ 27,876	$ 0
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

INBIT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

INBIT CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 30, 2014.

The Company intends to develop cloud-based software for small and medium sized business. The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan. The location of the business operations is Quito, Republic of Ecuador and our headquarter is located at Av. Amazonas N41-125 Y Isla Baltra, Quito, Ecuador.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2016 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (September 30, 2014) to June 30, 2016 of $5,125. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the period shown and are not necessarily indicative of the results to be expected for the full year ending  December 31, 2016. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2015.

The Company has adopted December 31 fiscal year end.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

6 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2016 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Property and Equipment and Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue when persuasive evidence of an arrangement exists, the services have been provided, the price to the customer is fixed or determinable and collectability of the revenue is reasonably assured. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

 On January 6, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. In May and June 2016, the Company issued 1,300,000 shares of its common stock at $0.02 per share for total $26,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since September 30, 2014 (Inception) through June 30, 2016, the Company’s sole officer and director loaned the Company $3,926 to pay for incorporation costs and operating expenses.  As of June 30, 2016, the amount outstanding was $3,926. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of June 30, 2016 the Company had net operating loss carry forwards of $5,125 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2016 through the date the financial statements were available to be issued, July 18, 2016, and has determined that there are no items to disclose.

7 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

We intend that our main objective is facilitating data processing, accessing and protecting from any sorts of takeover attempts. We plan that our potential clients will be provided with properly tweaked customizable cloud-based data storage service. Alongside with adjustment of the internal cloud storage system, our company plans to take care for proper maintenance, security of the cloud storage, servers functioning properly, as well as adjusting or maintaining any other equipment provided for rent by the company. As the result of our future growth we may change, upgrade, and add services taking into consideration the demand and the feedback.

Our principal office address is located at Av. Amazonas N41-125 Y Isla Baltra, Quito, Ecuador. Our telephone number is 702-899-0259. We are a development stage company and have not earned sufficient revenue.

Main Concept

The specialization of our company is providing an internal cloud based storage for small enterprises, tweaked for the client's needs and their own purposes. Alongside with the cloud storage, customers might require additional software, namely: application for the mobile devices for the employees to ease their access to the cloud. So the employees will be remotely able to save, retrieve, edit, or check upon any data needed, as well as monitor who and/ or when made the last changes to the files or other data. Clients are not limited to chose how much additional services they will get. To sum up, the main services to be provided are:

a) a protected cloud storage to be used as a repository of any data;

b) a secure chat built into the mobile and browser application for the employees to interact or share information instantly;

c) a built-in encrypted mail client to protect workers from spam and provide distraction-free environment;

as well as many other smaller features that will make working experience smooth and enjoyable. During the development of our business we expect to analyze our customer’s feedback to provide them with new add-ons or plugins to make their workflow more productive.

Every client to apply for the services will be provided with its own well encrypted cloud storage on combination of pay per user and pay per service basis. For the purpose of customer’s comfort we think of selling our services by packages to which we are going to refer as bundles. Before the clients decide which bundle fits their needs, we offer free trial period of a month with all the features unlocked. By the end of it the clients will be able to conclude which of the features are not required by their enterprise.

8 | Page

Clients

As we aim at medium and small business, we keep in mind the features of our services that the mentioned businesses might require to meet their needs.

Our potential clients are those who have to work with a great deal of the information and keeping track of multiple sorts of data in big archives, e.g. analytical agencies, business consulting agencies, accountant offices, law companies, insurance agencies, even media production agencies, or start-ups (with team members working remotely).

RESULTS OF OPERATION

As of June 30, 2016, we have accumulated a deficit of $5,125. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2016 compared to Three Month Period Ended June 30, 2015

Revenue

During the three months ended June 30, 2016, the Company has revenue generated $2,500 in  revenue compared to $0 during the three months ended June 30, 2015.

Operating Expenses

During the three month period ended June 30, 2016, we incurred total expenses and professional fees of $3,065 compared to $0 during the three month period ended June 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended June 30, 2016 was $565 compared to $0 during the three month period ended June 30, 2015 due to the factors discussed above.

Six Month Period Ended June 30, 2016 compared to Six Month Period Ended June 30, 2015

Revenue

During the Six months ended June 30, 2016, the Company generated $4,500 in revenue compared to $0 during the Six month period ended June 30, 2015.

Operating Expenses

During the Six month period ended June 30, 2016, we incurred total expenses and professional fees of $8,600 compared to $0 during the Six month period ended June 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the Six month period ended June 30, 2016 was $4,100 compared to $0 during the Six month period ended June 30, 2015 due to the factors discussed above.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2016 our total assets were $29,801 compared to $50 in total assets at December 31, 2015. As at June 30, 2016, our current liabilities were $3,926 compared to $1,075 as of December 31, 2015.

Stockholders’ deficit was $1,025 as of December 31, 2015 compared to stockholders’ equity of $25,875 as of June 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2016, net cash flows used in operating activities was $3,925.

Cash Flows from Investing Activities

Cash flows used in investing activities during the six month period ended June 30, 2016 were $2,100.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six month period ended June 30, 2016 were $33,851, consisting of $31,000 from proceeds from issuance of common stock and $2,851 from loans from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

10 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six month period ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month period ended June 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

11 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INBIT CORP.
Dated: August 15, 2016	By: /s/ Viktor Zeziulia
Viktor Zeziulia, President and Chief Executive Officer and Chief Financial Officer

12 | Page