Form 10-Q
period 2016-09-03
Inbit Corp
filed 2016-10-13
CIK 1657803

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 13, 2016
Common Stock, $0.001	6,300,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

INBIT CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	SEPTEMBER 30, 2016 (Unaudited)	DECEMBER 31, 2015 (Audited)
ASSETS
Current Assets
Cash	$ 4,268	$ 50

Equipment, net depreciation	1,750	-

Total Assets	$ 6,018	$ 50

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from related parties	$ 3,926	$ 1,075
Total current liabilities	3,926	1,075

Total Liabilities	3,926	1,075

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,300,000 shares issued and outstanding at September 30, 2016 and 0 shares issued and outstanding at December 31, 2015 respectively	6,300	-
Additional paid-in-capital	24,700	-
Deficit accumulated during the development stage	(28,908)	(1,025)
Total Stockholders’ Equity (Deficit)	2,092	(1,025)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 6,018	$ 50

The accompanying notes are an integral part of these financial statements.

3 | Page

INBIT CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Revenue	$ -	$ -	$ 4,500	$ -

Operating expenses
General and administrative expenses	23,783	650	32,383	650
Net loss from operations	(23,783)	(650)	(27,883)	(650)
Loss before taxes	(23,783)	(650)	(27,883)	(650)

Provision for taxes	-	-	-	-

Net loss	$ (23,783)	$ (650)	$ (27,883)	$ (650)

Loss per common share: Basic and Diluted	$ (0.00)	$ -*	$ (0.00)	$ -*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,300,000	-*	5,496,387	-*

*No shares of common stock issued and outstanding during this period

The accompanying notes are an integral part of these financial statements.

4 | Page

INBIT CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015
Operating Activities
Net loss	$ (27,883)	$ (650)
Depreciation	350	-
Net cash used in operating activities	(27,533)	(650)
Investing Activities
Computer	$ (2,100)	-
Net cash used in investing activities	(2,100)	-
Financing Activities
Proceeds from sale of common stock	31,000	-
Proceeds from loan from shareholder	2,851	750
Net cash provided by financing activities	33,851	750
Net increase in cash and equivalents	4,218	100
Cash and equivalents at beginning of the period	50	-
Cash and equivalents at end of the period	$ 4,268	$ 100
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

INBIT CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2016 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred a cumulative net loss from inception (September 30, 2014) to September 30, 2016 of $28,908. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

6 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2016 the Company's bank deposits did not exceed the insured amounts.

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

Since September 30, 2014 (Inception) through September 30, 2016, the Company’s sole officer and director loaned the Company $3,926 to pay for incorporation costs and operating expenses.  As of September 30, 2016, the amount outstanding was $3,926. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – INCOME TAX

As of September 30, 2016 the Company had net operating loss carry forwards of $28,908 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2016 through the date the financial statements were available to be issued, October 13, 2016, and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of September 30, 2016, we have accumulated a deficit of $28,908. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2016 compared to Three Month Period Ended September 30, 2015

Revenue

During the three month periods ended September 30, 2016 and  2015, the Company has not generated any revenue.

Operating Expenses

During the three month period ended September 30, 2016, we incurred total expenses and professional fees of $23,783 compared to $650 during the three month period ended September 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended September 30, 2016 was $23,783 compared to $650 during the three month period ended September 30, 2015 due to the factors discussed above.

Nine Month Period Ended September 30, 2016 compared to Nine Month Period Ended September 30, 2015

Revenue

During the Nine months ended September 30, 2016, the Company generated $4,500 in revenue compared to $0 during the Nine month period ended September 30, 2015.

Operating Expenses

During the Nine month period ended September 30, 2016, we incurred total expenses and professional fees of $32,383 compared to $650 during the Nine month period ended September 30, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the Nine month period ended September 30, 2016 was $27,883 compared to $650 during the Nine month period ended September 30, 2015 due to the factors discussed above.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2016 our total assets were $6,018 compared to $50 in total assets at December 31, 2015. As at September 30, 2016, our current liabilities were $3,926 compared to $1,075 as of December 31, 2015.

Stockholders’ deficit was $1,025 as of December 31, 2015 compared to stockholders’ equity of $2,092 as of September 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2016, net cash flows used in operating activities was $27,533.

Cash Flows from Investing Activities

Cash flows used in investing activities during the nine month period ended September 30, 2016 were $2,100.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine month period ended September 30, 2016 were $33,851, consisting of $31,000 from proceeds from issuance of common stock and $2,851 from loans from shareholder.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine month period ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month period ended September 30, 2016.

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

INBIT CORP.
Dated: October 13, 2016	By: /s/ Viktor Zeziulia
Viktor Zeziulia, President and Chief Executive Officer and Chief Financial Officer

12 | Page