Form 10-Q/A
period 2016-09-30
Inbit Corp
filed 2016-10-18
CIK 1657803

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 17, 2016
Common Stock, $0.001	6,300,000

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2016 through the date the financial statements were available to be issued, October 17, 2016, and has determined that there are no items to disclose.

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

11 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INBIT CORP.
Dated: October 17, 2016	By: /s/ Viktor Zeziulia
Viktor Zeziulia, President and Chief Executive Officer and Chief Financial Officer

12 | Page