Form 10-K
period 2016-12-31
Inbit Corp
filed 2017-03-27
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File No. 333-209497

INBIT CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2517466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

L9-02, Level 9, Brem Mall,

Jalan Jambu Mawar, Off Jalan Kepong,

52000 Kuala Lumpur, Malaysia

(Address of principal executive offices, zip code)

Tel: (603) 6257 0088

Fax: (603) 6242 7088

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On January 6, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. In April to June 2016, the Company issued 1,300,000 shares of its common stock at $0.02 per share for total $26,000.

At December 31, 2016, the end of the Registrant’s most recently completed fiscal year, there were 6,300,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

INBIT CORP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Inbit Corp., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, “Inbit”, “we”, “us,” or “our” are to Inbit Corp.

PART I

ITEM 1. BUSINESS

ORGANIZATION WITHIN THE LAST TWO YEARS

On September 30, 2014, the Company was incorporated under the laws of the State of Nevada.

Viktor Zeziulia served as President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Chairman of the Board of Directors and Director of the Company from September 30, 2014 until October 26, 2016.

On October 26, 2016, Mr. Viktor Zeziulia resigned from all positions with the Company, including but not limited to, that of President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Chairman of the Board of Directors and Director of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On October 26, 2016, (i) Mr. Tan Chee Hong was appointed the Company’s Director, Chief Executive Officer, Secretary (ii) Mr. Choy Cheng Choong was appointed the Company’s Director, Chief Financial Officer and Treasurer, (iii) Mr. Loke Yeu Loong was appointed the Company’s Director and President, (iv) and Mr. Zadey Che Wan Bin Abdullah Fadzil and Mr. Teo Joo Meng were appointed as Independent Directors of the Company.

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On January 6, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. In April to June 2016, the Company issued 1,300,000 shares of its common stock at $0.02 per share for total $26,000.

On October 27, 2016, we issued 5,000,000 existing shares of common stock to our directors.

DESCRIPTION OF BUSINESS

Our principal offices are located at L9-02, Level 9, Brem Mall, Jalan Jambu Mawar, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

During the financial year, the Company changed its principal activities from Computer Programming Services to Investment Holding following the appointment of new Directors.

There have been no significant changes during the financial year other than the changes as mentioned above.

EMPLOYEES

We currently have no employees other than our directors.

[remainder of page intentionally left blank]

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is L9-02, Level 9, Brem Mall, Jalan Jambu Mawar, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia. Our telephone number is (603) - 6257 0088.

No rental expense was paid or payable for the office.

We believe that this space is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. (REMOVED AND RESERVED).

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since April 28, 2016, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB, under the ticker symbol “INBT”.

TRANSFER AGENT

Our transfer agent is Globex Transfer, LLC. Globex Transfer’s address is 780 Deltona Blvd., Suite 202, Deltona, FL 32725 and their telephone number is (813) 344-4490.

HOLDERS

As of December 31, 2016, the Company had 6,300,000 shares of our common stock issued and outstanding held by 39 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not sell any of our shares of common stock or other securities during the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated operating revenues of $4,500 since inception and have incurred $51,437 in operating expenses from inception through December 31, 2016. We incurred net losses of $34,479 and $700 for the years ended December 31, 2016 and 2015, respectively. Our net loss since inception (September 30, 2014) through December 31, 2016 was $35,504. The following table provides selected financial data about our company for the years ended December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Balance Sheet Data

Cash and Cash Equivalents	$-	$50
Total Assets	$-	$-
Total Liabilities	$4,504	$1,075
Shareholders’ Deficit	$(4,504)	$(1,025)

GOING CONCERN

Inbit Corp. is an investment holding company and currently has no operations. Our independent auditor has issued an audit opinion for Inbit Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2016 was $0 with $4,504 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

INBIT CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inbit Corp.

(A Development Stage Company)

We have audited the accompanying balance sheets of Inbit Corp. (A Development Stage “Company”) as of December 31, 2016 and the related statement of income, changes in stockholders’ equity and cash flows for the year then ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inbit Corp. as of December 31, 2016, and the result of its operations and its cash flows for the year then ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES
Date: March 17, 2017
Kuala Lumpur,
Malaysia

INBIT CORP.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2016	December 31, 2015
	- $ -	- $ -
ASSETS
Current assets
Cash	-	50
Total assets	-	50
LIABILITIES
Current liabilities
Accrued liabilities	4,504	-
Loan from related parties	-	1,075
Total liabilities	4,504	1,075
STOCKHOLDERS’ EQUITY(DEFICIT)

Common stock
Authorized:
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,300,000 shares issued and outstanding at December 31, 2016 and 0 shares issued and outstanding at December 31, 2015 respectively	6,300	-
Additional paid in capital	24,700	-
Deficit accumulated during the development stage	(35,504)	(1,025)
Total stockholders’ deficit	(4,504)	(1,025)
Total liabilities and stockholders’ equity	-	50

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF INCOME

			Period from
			September 30,
	Year ending	Year ending	2014 (Inception) to
	December 31, 2016	December 31, 2015	December 31, 2016
	- $ -	- $ -	- $ -

Revenue	4,500	-	4,500
Other income	11,433	-	11,433
Operating expenses
General and administrative expenses	50,412	700	51,437
Net loss from operations	(34,479)	(700)	(35,504)
Net loss	(34,479)	(700)	(35,504)
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	5,827,616	-

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 30, 2014 (INCEPTION) TO DECEMBER 31, 2016

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Common Stock		Capital	Stage	Total
	Number	-$ -	-$ -	-$ -	-$-

Balance, September 30, 2014 (Inception)	-	-	-	-	-
Net loss	-	-	-	(325)	(325)
Balance, December 31, 2014	-	-	-	(325)	(325)
Net loss	-	-	-	(700)	(700)
Balance, December 31, 2015	-	-	-	(1,025)	(1,025)
Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000
Common stock issued for cash at $0.02 per share	1,300,000	1,300	24,700	-	26,000
Net loss	-	-	-	(34,479)	(34,479)
Balance, December 31, 2016	6,300,000	6,300	24,700	(35,504)	(4,504)

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period from
			September 30,
	Year ending	Year ending	2014 (Inception) to
	December 31, 2016	December 31, 2015	December 31, 2016
	- $ -	- $ -	- $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(34,479)	(700)	(35,504)
Adjustments for:
Depreciation	350	-	350
Equipment written off	1,750	-	1,750
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accrued liabilities	4,504	-	4,504
NET CASH USED IN OPERATING ACTIVITIES	(27,875)	(700)	(28,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,100)	-	(2,100)
NET CASH USED IN INVESTING ACTIVITIES	(2,100)	-	(2,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from shareholder	(1,075)	-	(1,075)
Proceeds from sale of common stock	31,000	-	31,000
Proceeds from loan from shareholder	-	750	1,075
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,925	750	31,000

NET (DECREASE)/INCREASE IN CASH	(50)	50	-
CASH, BEGINNING OF PERIOD	50	-	-
CASH, END OF PERIOD	-	50	-

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 30, 2014 and its year-end is December 31. The Company is a development stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $35,504 at December 31, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of the equipment, deferred income tax amounts, rates and timing of the reversal of income tax differences.

Loss per common share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to the basic loss per share.

INBIT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Comprehensive Loss

For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a statement of comprehensive loss in these financial statements.

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Malaysia and therefore is exposed to foreign exchange risk. It is the management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-based compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

INBIT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

3.       DUE TO RELATED PARTY

The amounts are unsecured, bear no interest and are payable on demand.

4.       INCOME TAXES

As of December 31, 2016, the Company has estimated tax loss carry forwards for tax purpose of approximately $35,504, which expire by 2035. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2016	2015
Loss before income tax	$34,479	$700
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	11,723	238
Change in valuation allowance	(11,723)	(238)
Income tax provision	$-	$-
Components of deferred tax asset:
Non-capital tax loss carry forwards	$12,072	$348
Less: valuation allowance	(12,072)	(348)
Net deferred tax asset	$-	$-

The Company has filed income tax returns since inception in the United States. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosure. Upon filing there could be penalties an interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplemental information associated with foreign ownership, debt and equity position. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

5.       SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2016.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Mr. Tan Chee Hong, our Chief Executive Officer and Chairman, who also serves as our principal executive officer, Mr. Tan Chee Hong concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2016.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On the Closing Date, Mr. Zeziulia resigned all officer positions with the Company and resigned as Chairman of the Board (but remained a Board member). Mr. Zeziulia also resigned as a director of the Company, provided that his resignation is subject to and not effective until the close of business on the l0th day after the Company distributes an information statement to its shareholders in accordance with SEC Rule 14f-1. The Company did not have any committees, and therefore Mr. Zeziulia never served on any committees. Mr. Zeziulia did not resign as a result of any disagreement with the Company.

Our executive officer’s and director’s and their respective age’s as of the date of this annual report on March 17, 2017 are as follows:

Name	Age	Positions and Offices

Tan Chee Hong	48	CEO, Secretary, Director, Chairman
Choy Cheng Choong	56	CFO, Treasurer, Director
Loke Yeu Loong	53	President, Director
Teo Joo Meng	56	Director
Zadey Che Wan Bin Abdullah Fadzil	39	Director

The executive officers and directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Tan Chee Hong - Chief Executive Officer, Secretary, Chairman of the Board, Director

Mr. Tan Chee Hong graduated from University of Science Malaysia with a Bachelor of Science degree in Business Management. In addition, he obtained his MBA from University of Portsmouth, UK in 1998. He is a Secretary General in Malaysia Bird's Nest Upstream and Downstream Industry Association. Also, he is the advisor for Youth Entrepreneurs Society, the University Nottingham Malaysia.

From 1994 to 2003, Mr. Tan has 11 years of experience with one of the leading Japanese conglomerate company, Nagase & Co Ltd, for corporate and strategic planning, regional business development in Asia Pacific and held key executive positions in managing cross border business and had served in various overseas portfolios in Tokyo, Shanghai and Singapore. From 2003 to 2005, he was the CEO of Lexxus Biotech (M) Sdn Bhd, the subsidiary company of DTH Corporation, being one of the first bioinformatics company in the country, frontier in project management with local research & development institutions. With vast experience in international trade for industrial business of specialty chemicals, electronics, semiconductor, engineering plastics, healthcare medical and biotechnology, he has forged key technical alliance with foreign biotechnology company to manage and lead the Malaysian research and development operations for pharmaceuticals industry. Since 2009, Mr. Tan is the Executive Director of Swiftlet Eco Park Holdings Sdn Bhd, the Group Executive Director and Chief Executive Officer for Swiftlet Eco Park Berhad, RBN Global Berhad, Royal Bird's Nest Sdn Bhd, RBN Aesthetic Wellness Sdn Bhd, the members of Swiftlet Eco Park Group of Companies, leads and manages the global business growth and cross border business development of the Group.

Mr. Tan's experience in leadership and business development as well as his academic background, has led the Board of Director to reach the conclusion that he should serve as a Director and Chief Executive Officer of the Company. On October 26, 2016, Mr. Tan was appointed as the Chief Executive Officer and Director of the Company.

Choy Cheng Choong - Chief Financial Officer, Treasurer, Director

Mr Choy Cheng Choong obtained his professional accounting qualification from the Chartered Institute of Management Accountants (CIMA) in United Kingdom lrl.1992. He is a Fellow Member of the CIMA, the highest grade of membership that a professional can achieve.

From May 1989 to September 1995, Mr. Choy joined Pico International (M) Sdn Bhd as Group Finance & Administration Manager where he is overall responsible for Pico Group of Companies finance and administrative functions with annual turnover of about RM40 million. Since 2009, Mr Choy serves as a Director in Swiftlet Eco Park Holdings Sdn Bhd.

Mr. Choy's financial background and his professional qualification as well as his business experience, has led the Board of Director to reach the conclusion that he should serve as a Director and Chief Financial Officer of the Company. On October 26, 2016, Mr. Choy was appointed as the Chief Financial Officer of the Company.

Loke Yeu Loong – President, Director

Mr. Loke Yeu Loong joined Naga Sakti Sdn Bhd as Operations Manager in 1986, responsible for all the sales, marketing and administration activities. Naga Sakti Sdn Bhd is a joint venture between Sg Gadut Development Sdn Bhd and Blue Circle Group U.K one of the world's largest manufacturer of allied building products. In 1990, Mr. Loke joined MBF Property Services as Senior Manager responsible for property development projects in Penang and the Klang Valley. He was subsequently posted to Johor as Head of Sales & Marketing for the southern region. He has managed over twenty property development projects and oversee the Sales & Marketing team. From 1995 to 2004, he was appointed as the Chief Operating Officer and Executive Director of DTH Corporation Group of Company. His responsibility is to oversee and lead the operation of the organization, business development and cross border development. Since 2009, Mr. Loke was appointed as the Group Managing Director of Swiftlet Eco Park Group of Companies and Bio Perak Sdn Bhd. Bio Perak Sdn Bhd is a joint venture company with the Perak State Development Corporation and it acts as the Promoter of Biotechnology Industry for The State Government of Perak. His responsibility as Managing Director is to oversee the management team and direct the activities and productivity of the entire group.

Mr. Loke is a member of the Working Group on Good Animal Husbandry practice (GAHP) for Edible-Nest Swiftlet Ranching, with SIRIM Berhad, assisting in the formulation of industrial standard, for the Industry Standards Committee (ISC). He has also attended Swiftlet Ranching Industry Workshop organized by Department of Veterinary Services, Ministry of Agriculture & Agro-Based Industry Malaysia, by setting up of guidelines of Swiftlet Ranching Industry for Malaysia.

Mr. Loke's experience in business and corporate management, has led the Board of Director to reach the conclusion that he should serve as a Director of the Company. On October 26, 2016, Mr. Loke was appointed as the President and the Director of the Company.

Teo Joo Meng – Director

Mr. Teo Joo Meng, obtained his Master in Business Management (MBA) from the Shu-Te University of Taiwan in 2010.

Mr. Teo serves as a Non-Executive Director of Swiftlet Eco Park Holdings Sdn Bhd. He has been engaged in research, training and manufacturing for his passion in cosmetic and skin care industry for more than 20 years of experience. He has had also held various senior management, clinical and research appointments in various niche healthcare sectors over the past several years, in Malaysia and abroad. He is instrumental in establishing the fundamental requirement and design the framework of the set up of aesthetic wellness business in the Group.

Mr. Teo's experience in cosmetic and skin care industry has led the Board of Director to reach the conclusion that he should serye as a Director of the Company. On October 26, 2016, Mr. Teo was appointed as the Director of the Company.

Zadey Che Wan Bin Abdullah Fadzil – Director

Mr. Zadey Che Wan Bin Abdullah Fadzil, completed his diploma in Architectural Technology with Lim Kong Wing Institute of Creative Technology in year 1999. In 2003, he obtained his degree in Information Technology from Help Institute Kuala Lumpur.

In year 2004, Mr. Zadey Che Wan Bin Abdullah Fadzil was the head of customer service, sales & marketing department of Mango Dot Net Sdn Bhd, a broadband service company. His main responsibility is overseeing and leading the customer service department and sales & marketing department. Since year 2006, he serves as an executive director in Perak Communication Technology Sdn Bhd and Perak Integrated Networking Services Sdn Bhd. He is responsible for establishing excellent rapport with the State Government officers, Local Authority officers, Telcos officers and External Technical Agency officers to smoothen and to complete the whole operations of submission, permitting and legalization process and carry out the functions as a "One Stop Centre" and facilitator for the compliance submission for location and construction of new Infrastructures on behalf of the State Government and telecommunication providers with other state agencies or other relevant authorities. ln 2016, he serves as a director in Swiftlet Eco Park Bhd. His responsibility is to oversee and manage the business operation of the company.

Mr. Zadey Che Wan Bin Abdullah Fadzil's experience in management and marketing has led the Board of Director to reach the conclusion that he should serve as a Director of the Company. On October 26, 2016, Mr. Zadey Che Wan Bin Abdullah Fadzil-was appointed as the Director of the Company.

The Company has not entered into any material plan, contract or arrangement (whether or not written) with any of the new officers or directors appointed on October 26, 2016.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past three years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.

All of these filing requirements were satisfied by the Company’s Officers, Directors, and ten-percent holders.

In making these statements, we have relied on the written representation of our Directors and Officers or copies of the reports that they have filed with the Commission.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2016:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former Officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal year ended as indicated.

Name and				Stock	Option	Non-Equity Incentive Plan	Non-qualified Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Tan Chee Hong (1)	2016	0	0	0	0	0	0	0	0

Choy Cheng Choong (2)	2016	0	0	0	0	0	0	0	0

Loke Yeu Loong (3)	2016	0	0	0	0	0	0	0	0

Teo Joo Meng (4)	2016	0	0	0	0	0	0	0	0

Zadey Che Wan Bin Abdullah Fadzil (5)	2016	0	0	0	0	0	0	0	0

(1)	CEO, Secretary, Director, Chairman

(2)	CFO, Treasurer, Director

(3)	President, Director

(4)	Director

(5)	Director

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,300,000 shares of our common stock issued and outstanding as of December 31, 2016. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares		Percent of
Title of Class	of Beneficial Owner	Owned Beneficially		Class Owned

Common Stock:	Viktor Zeziulia
	Departing CEO and Departing Director
	AV. Amazonas N41-125 Y Isla Baltra, Quito, EC	0	*	0%

Common Stock:	Tan Chee Hong
	CEO and Director
	229-A Kg Lapan, Bacang, 75200 Melaka,	500,000		7.9%
	Malaysia

Common Stock:	Choy Cheng Choong
	CFO and Director
	26,Jalan Sri Hartamas 12, Sri Hartamas, 50480	500,000		7.9%
	Kuala Lumpur, Malaysia

Common Stock:	Loke Yeu Loong
	President, Director
	No. 15 Jalan l/l42, Taman Orkid Desa, 56000	1,500,000	(1)	23.8%
	Kuala Lumpur, Malaysia

Common Stock:	Teo Joo Meng
	Director	500,000		7.9%
	1, Jalan Kuning Muda 6, Taman Pelangi, 80400
	Johor Bahru, Malaysia

Common Stock:	Zadey Che Wan Bin Abdullah Fadzil
	Director	1,500,000	(2)	23.8%
	1, Lorong Bayu Nyaman A, Country Heights,
	43000 Kajang, Selangor, Malaysia

Common Stock:	Fatimah Binti Abdillah
	Istana Al-Muktafi Billah, 20400 Kuala	500,000		7.9%
	Terengganu, Malaysia

* Viktor Zeziulia sold all of his 5,000,000 shares of the Company's Common Stock, effective October 26, 2016, and now owns 0%.

l) Mr. Loke Yeu Loong's 1,500,000 shares include 500,000 held in his own name, plus an additional 1,000,000 shares held in the name of Grade Competence Sdn Bhd, an entity beneficially owned and controlled by Mr. Loke Yeu Loong and his wife, Liau Kuan Mee.

2) Zadey Che Wan Bin Abdullah Fadzil's 1,500,000 shares include 500,000 held in his own name, and an additional 500,000 shares held in the name of his father, Abdullah Fadzil Bin Che Wan, who lives in the same household, and an additional 500,000 shares held in the name of Abdullah Fadzil Che Wan Holdings Sdn Bhd, an entity beneficially owned and controlled by Mr. Abdullah Fadzil Bin Che Wan and his wives.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2016 the total fees charged to the company for audit services, including quarterly reviews were $10,700 (2015: $0), for audit-related services were $0 (2015: $0) and for tax services and other services were $1,650 (2015:

$0) and $0 (2015: $0), respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-209497), filed with the Commission on February 11, 2016.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INBIT CORP.

(Name of Registrant)

Date: March 27, 2017	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-209497), filed with the Commission on February 11, 2016.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

