Form 10-Q
period 2017-03-31
Inbit Corp
filed 2017-05-09
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-209497

INBIT CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2517466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

L9-02, Level 9, Brem Mall,

Jalan Jambu Mawar, Off Jalan Kepong,

52000 Kuala Lumpur, Malaysia

(Address of principal executive offices, zip code)

Tel: (603) 6257 0088

Fax: (603) 6242 7088

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2017, there were 6,300,000 shares of common stock, $0.001 par value per share, outstanding.

INBIT CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2017

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (audited).	4

	Statements of Operations for the three months ended March 31, 2017 and 2016, and the period from September 30, 2014 (Inception) to March 31, 2017 (unaudited).	5

	Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and the period from September 30, 2014 (Inception) through March 31, 2017 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	10

Part II. Other Information		11

Item 1	Legal Proceedings.	11

Item 1A	Risk Factors.	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

Item 3	Defaults Upon Senior Securities.	11

Item 4.	Other Information.	11

Item 5.	Term of Office	11

Item 6.	Exhibits.	12

Signatures		13

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of INBIT CORP., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward- looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INBIT CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2017

BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
	- $ -	- $ -

ASSETS
Total assets	-	-

LIABILITIES
Current
Accounts payable and accrued liabilities	4,600	4,504
Due to related party	2,371	-
Total liabilities	6,971	4,504
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and Outstanding:
6,300,000 common shares	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated during the development stage	(37,971)	(35,504)
Total stockholders’ deficit	(6,971)	(4,504)
Total liabilities and stockholders’ equity (deficit)	-	-

– See Accompanying Notes –

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Period from
	Three months	Three months	September 30, 2014
	ended	ended	(Inception) to
	March 31, 2017	March 31, 2016	March 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)
	- $ -	- $ -	- $ -

Revenue	-	2,000	4,500
Other income	-	-	11,433

Operating expenses
General and administrative expenses	2,467	5,535	53,904
Net loss	(2,467)	(3,535)	(37,971)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,300,000	4,725,274

– See Accompanying Notes –

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months	September 30, 2014
	ended	ended	(Inception) to
	March 31, 2017	March 31, 2016	March 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(2,467)	(3,535)	(37,971)
Adjustments for:
Depreciation	-	-	350
Equipment written off	-	-	1,750
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	96	-	4,600
Net cash used in operating activities	(2,371)	(3,535)	(31,271)

Cash Flows From Investing Activities
Purchase of equipment	-	(2,100)	(2,100)
Net cash used in investing activities	-	(2,100)	(2,100)

Cash Flows From Financing Activities
Advances from a related party	2,371	-	2,371
Repayment of loan from shareholder	-	-	(1,075)
Proceeds from sale of common stock	-	5,000	31,000
Proceeds from loan from shareholder	-	2,851	1,075
Net cash provided by financing activities	2,371	7,851	33,371

Increase In Cash	-	2,216	-
Cash, beginning	-	50	-
Cash, ending	-	2,266	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

INBIT CORP.

(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2016, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $ 37,971 at March 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The due from/to related parties represented the advances from or to the Company’s directors. Such advances are non-interest bearing and due upon demand.

Recent Accounting Pronouncements

Recent pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of INBIT CORP., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2016 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 333-209497), as filed with the SEC on March 27, 2017. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

INBIT CORP. (the “Company” or “we”) was incorporated in the State of Nevada on September 30, 2014 and has a fiscal year end of December 31. It is a development stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the Plan of Operation described in this Form 10-Q and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to March 31, 2017, we raised a total of $31,000 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation

The Company reports revenues and expenses using the accrual method of accounting in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial and tax reporting purposes.

Cash and Cash Equivalent

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Accounting Standards Codification “ASC 830”, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Basic and Diluted Net Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

PLAN OF OPERATION

We are a development stage company engaged in the business of investment holding.

Results of Operations

Three -Month Periods Ended March 31, 2017 and 2016

We recorded no revenues for the three months ended March 31, 2017 and we have generated operating revenues of $2,000 for the three months ended March 31, 2016. We have generated operating revenues of $4,500 since inception.

For the three months ended March 31, 2017, total expenses and professional fees was $2,467. For the three months ended March 31, 2016, total expenses and professional fees was $5,535.

From the period of September 30, 2014 (inception) to March 31, 2017, we incurred operating expenses of $53,904.

Liquidity and Capital Resources

At March 31, 2017, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. OTHER INFORMATION.

None.

ITEM 5. TERM OF OFFICE.

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-209497), as filed with the Securities and Exchange Commission on April 22, 2016.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INBIT CORP.
(Name of Registrant)

Date: May 9, 2017	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

