Form 10-Q
period 2017-06-30
Inbit Corp
filed 2017-07-24
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of June 30, 2017, there were 6,300,000 shares of common stock, $0.001 par value per share, outstanding.

INBIT CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (audited).	5

	Statements of Operations for the six months ended June 30, 2017 and 2016, and the period from September 30, 2014 (Inception) to June 30, 2017 (unaudited).	6

	Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and the period from September 30, 2014 (Inception) through June 30, 2017 (unaudited).	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

Part II. Other Information

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Mine Safety Disclosures.	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	13

Signatures		14

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INBIT CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2017

INBIT CORP.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2017 (Unaudited) - $ -	December 31, 2016 (Audited) - $ -
ASSETS
Total assets	-	-

LIABILITIES
Current
Accounts payable and accrued liabilities	33,418	4,504
Due to related party	8,634	-
Total liabilities	42,052	4,504
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and Outstanding:
6,300,000 common shares	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated during the development stage	(73,052)	(35,504)
Total stockholders' deficit	(42,052)	(4,504)
Total liabilities and stockholders' equity (deficit)	-	-

See Accompanying Notes

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016	Period from September 30, 2014 (Inception) to June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	-$-	-$-	-$-	-$-	-$-
Revenue	-	2,500	-	4,500	4,500
Other income	-	-	-	-	11,433

Operating expenses
General and administrative expenses	35,081	3,065	37,548	8,600	88,985
Net loss	(35,081)	(565)	(37,548)	(4,100)	(73,052)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,300,000	5,455,055	6,300,000	5,090,165

– See Accompanying Notes –

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2017 (Unaudited) -$-	Six months ended June 30, 2016 (Unaudited) -$-	September 30, 2014 (Inception) to June 30, 2017 (Unaudited) -$-
Cash Flows From Operating Activities
Net loss	(37,548)	(4,100)	(73,052)
Adjustments for :
Depreciation	-	175	350
Equipment written off	-	-	1,750
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	28,914	-	33,418
Net cash used in operating activities	(8,634)	(3,925)	(37,534)

Cash Flows From Investing Activities
Purchase of equipment	-	(2,100)	(2,100)
Net cash used in investing activities	-	(2,100)	(2,100)

Cash Flows From Financing Activities
Advances from a related party	8,634	-	8,634
Repayment of loan from shareholder	-	-	(1,075)
Proceeds from sale of common stock	-	31,000	31,000
Proceeds from loan from shareholder	-	2,851	1,075
Net cash provided by financing activities	8,634	33,851	39,634

Increase In Cash	-	27,826	-
Cash, beginning	-	50	-

Cash, ending	-	27,876	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

INBIT CORP.

(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2016, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $ 73,052 at June 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. During this period, the Company increased the authorized shares of common stock from 75,000,000 to 5,000,000,000.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to June 30, 2017, we raised a total of $31,000 from private offerings of our common stock.

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

Results of Operations

Three -Month and Six -Month Periods Ended June 30, 2017 and 2016

We recorded no revenues for the three months ended June 30, 2017 and we have generated operating revenues of $2,500 for the three months ended June 30, 2016. We have generated operating revenues of $4,500 since inception.

For the three months ended June 30, 2017, total expenses and professional fees was $35,081. For the six months ended June 30, 2017, total expenses and professional fees was $37,548.

For the three months ended June 30, 2016, total expenses and professional fees was $3,065. For the six months ended June 30, 2016, total expenses and professional fees was $8,600.

From the period of September 30, 2014 (inception) to June 30, 2017, we incurred operating expenses of $88,985.

Liquidity and Capital Resources

At June 30, 2017, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2017.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

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

INBIT CORP.
(Name of Registrant)

Date: July 24, 2017	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

