Form 10-K/A
period 2016-12-31
Inbit Corp
filed 2017-11-13
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

 Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No.1 on our Form 10-K/A for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 27, 2017, (the “Original Filing”) to correct the error under the disclosure controls and procedures of Item 9A, “Controls and Procedures”. The error appears on page 8 of the Original Filing. In the third sentence of that paragraph, Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2016. The correct explanation is as follows: “Based on this evaluation, our principal executive and principal financial officer concluded as of December 31, 2016, that our disclosure controls and procedures were not effective.”

This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filingand our other SEC filings subsequent to the filing of the Original 10-K as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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

(A Development Stage Company)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inbit Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Inbit Corp. (A Development Stage “Company”) as of December 3 1, 2016, and the related statement of income, changes in stockhokders’ equity and cash flows for the year then ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibifity is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Inbit Corp as of December 31, 2015, were audited by other auditors whose repott dated February 2, 2016, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inbit Corp. as of December 31, 2016, and the result of its operations and its cash flows for the year then ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Malaysia and therefore is exposed to foreign exchange risk. It is the management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Foreign Currency Translation

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and principal financial officer concluded as of December 31, 2016, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives, resulting a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.; (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer in connection with the review of our financial statements as of December 31, 2016.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which might result in a material misstatement in our financial statements in future periods.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2016.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

2.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

3.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Tan Chee Hong - Chief Executive Officer, Secretary, Chairman of the Board, Director

Mr. Tan Chee Hong graduated from University of Science Malaysia with a Bachelor of Science degree in Business Management. In addition, he obtained his MBA from University of Portsmouth, UK in 1998. He is a Secretary General in Malaysia Bird’s Nest Upstream and Downstream Industry Association. Also, he is the advisor for Youth Entrepreneurs Society, the University Nottingham Malaysia.

From 1994 to 2003, Mr. Tan has 11 years of experience with one of the leading Japanese conglomerate company, Nagase & Co Ltd, for corporate and strategic planning, regional business development in Asia Pacific and held key executive positions in managing cross border business and had served in various overseas portfolios in Tokyo, Shanghai and Singapore. From 2003 to 2005, he was the CEO of Lexxus Biotech (M) Sdn Bhd, the subsidiary company of DTH Corporation, being one of the first bioinformatics company in the country, frontier in project management with local research & development institutions. With vast experience in international trade for industrial business of specialty chemicals, electronics, semiconductor, engineering plastics, healthcare medical and biotechnology, he has forged key technical alliance with foreign biotechnology company to manage and lead the Malaysian research and development operations for pharmaceuticals industry. Since 2009, Mr. Tan is the Executive Director of Swiftlet Eco Park Holdings Sdn Bhd, the Group Executive Director and Chief Executive Officer for Swiftlet Eco Park Berhad, RBN Global Berhad, Royal Bird’s Nest Sdn Bhd, RBN Aesthetic Wellness Sdn Bhd, the members of Swiftlet Eco Park Group of Companies, leads and manages the global business growth and cross border business development of the Group.

Mr. Tan’s experience in leadership and business development as well as his academic background, has led the Board of Director to reach the conclusion that he should serve as a Director and Chief Executive Officer of the Company. On October 26, 2016, Mr. Tan was appointed as the Chief Executive Officer and Director of the Company.

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

Mr. Choy’s financial background and his professional qualification as well as his business experience, has led the Board of Director to reach the conclusion that he should serve as a Director and Chief Financial Officer of the Company. On October 26, 2016, Mr. Choy was appointed as the Chief Financial Officer of the Company.

Loke Yeu Loong – President, Director

Mr. Loke Yeu Loong joined Naga Sakti Sdn Bhd as Operations Manager in 1986, responsible for all the sales, marketing and administration activities. Naga Sakti Sdn Bhd is a joint venture between Sg Gadut Development Sdn Bhd and Blue Circle Group U.K one of the world’s largest manufacturer of allied building products. In 1990, Mr. Loke joined MBF Property Services as Senior Manager responsible for property development projects in Penang and the Klang Valley. He was subsequently posted to Johor as Head of Sales & Marketing for the southern region. He has managed over twenty property development projects and oversee the Sales & Marketing team. From 1995 to 2004, he was appointed as the Chief Operating Officer and Executive Director of DTH Corporation Group of Company. His responsibility is to oversee and lead the operation of the organization, business development and cross border development. Since 2009, Mr. Loke was appointed as the Group Managing Director of Swiftlet Eco Park Group of Companies and Bio Perak Sdn Bhd. Bio Perak Sdn Bhd is a joint venture company with the Perak State Development Corporation and it acts as the Promoter of Biotechnology Industry for The State Government of Perak. His responsibility as Managing Director is to oversee the management team and direct the activities and productivity of the entire group.

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

Mr. Loke’s experience in business and corporate management, has led the Board of Director to reach the conclusion that he should serve as a Director of the Company. On October 26, 2016, Mr. Loke was appointed as the President and the Director of the Company.

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

Mr. Teo’s experience in cosmetic and skin care industry has led the Board of Director to reach the conclusion that he should serye as a Director of the Company. On October 26, 2016, Mr. Teo was appointed as the Director of the Company.

Zadey Che Wan Bin Abdullah Fadzil – Director

Mr. Zadey Che Wan Bin Abdullah Fadzil, completed his diploma in Architectural Technology with Lim Kong Wing Institute of Creative Technology in year 1999. In 2003, he obtained his degree in Information Technology from Help Institute Kuala Lumpur.

In year 2004, Mr. Zadey Che Wan Bin Abdullah Fadzil was the head of customer service, sales & marketing department of Mango Dot Net Sdn Bhd, a broadband service company. His main responsibility is overseeing and leading the customer service department and sales & marketing department. Since year 2006, he serves as an executive director in Perak Communication Technology Sdn Bhd and Perak Integrated Networking Services Sdn Bhd. He is responsible for establishing excellent rapport with the State Government officers, Local Authority officers, Telcos officers and External Technical Agency officers to smoothen and to complete the whole operations of submission, permitting and legalization process and carry out the functions as a “One Stop Centre” and facilitator for the compliance submission for location and construction of new Infrastructures on behalf of the State Government and telecommunication providers with other state agencies or other relevant authorities. ln 2016, he serves as a director in Swiftlet Eco Park Bhd. His responsibility is to oversee and manage the business operation of the company.

Mr. Zadey Che Wan Bin Abdullah Fadzil’s experience in management and marketing has led the Board of Director to reach the conclusion that he should serve as a Director of the Company. On October 26, 2016, Mr. Zadey Che Wan Bin Abdullah Fadzil-was appointed as the Director of the Company.

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
	Terengganu, Malaysia

* Viktor Zeziulia sold all of his 5,000,000 shares of the Company’s Common Stock, effective October 26, 2016, and now owns 0%.

l) Mr. Loke Yeu Loong’s 1,500,000 shares include 500,000 held in his own name, plus an additional 1,000,000 shares held in the name of Grade Competence Sdn Bhd, an entity beneficially owned and controlled by Mr. Loke Yeu Loong and his wife, Liau Kuan Mee.

2) Zadey Che Wan Bin Abdullah Fadzil’s 1,500,000 shares include 500,000 held in his own name, and an additional 500,000 shares held in the name of his father, Abdullah Fadzil Bin Che Wan, who lives in the same household, and an additional 500,000 shares held in the name of Abdullah Fadzil Che Wan Holdings Sdn Bhd, an entity beneficially owned and controlled by Mr. Abdullah Fadzil Bin Che Wan and his wives.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2016 the total fees charged to the company for audit services, including quarterly reviews were $10,700 (2015: $0), for audit-related services were $0 (2015: $0) and for tax services and other services were $1,650 (2015:

$0) and $0 (2015: $0), respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

INBIT CORP.

(Name of Registrant)

Date: November 13, 2017	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

Date: November 13, 2017	By:	/s/ CHOY CHENG CHOONG
	Name:	CHOY CHENG CHOONG
	Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

