Form 10-Q/A
period 2017-03-31
Inbit Corp
filed 2017-11-13
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

We are filing this Amendment No.1 to our Form 10-Q/A for the quarter ended March 31, 2017, to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2017 (“Original Filing”), for the purpose of correcting the error under the disclosure controls and procedures of Item 4, “Controls and Procedures”. The error appears on page 10 of the Original Filing in the third sentence of that paragraph. The correct explanation is as follows: “Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.”

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing. as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “forecast,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, and are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows and future credit facilities, for all future periods. All of our forward-looking statements contained in this Quarterly Report on Form 10-Q/A are as of the date of this Quarterly Report on Form 10-Q/A only.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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