Form 10-Q
period 2017-09-30
Inbit Corp
filed 2017-11-13
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of September 30, 2017, there were 6,300,000 shares of common stock, $0.001 par value per share, outstanding.

INBIT CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016 (audited).	5

	Statements of Operations for the nine months ended September 30, 2017 and 2016, and the period from September 30, 2014 (Inception) to September 30, 2017 (unaudited).	6

	Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and the period from September 30, 2014 (Inception) through September 30, 2017 (unaudited).	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

Part II. Other Information

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	12

Item 4.	Mine Safety Disclosures.	12

Item 5.	Other Information.	12

Item 6.	Exhibits.	13

Signatures		14

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INBIT CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

INBIT CORP.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2017 (Unaudited) - $ -	December 31, 2016 (Audited) - $ -
ASSETS
Total assets	-	-

LIABILITIES
Current
Accounts payable and accrued liabilities	13,449	4,504
Due to related party	63,096	-
Total liabilities	76,545	4,504
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and Outstanding:
6,300,000 common shares	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated during the development stage	(107,545)	(35,504)
Total stockholders' deficit	76,545	(4,504)
Total liabilities and stockholders’ equity (deficit)	-	-

See Accompanying Notes

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Nine	Nine	Period
	months	months	months	months	September
	Ended	Ended	Ended	Ended	(Inception)
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	-$-	-$-	-$-	-$-	-$-
Revenue	-	-	-	4,500	4,500
Other income	-	-	-	-	11,433

Operating expenses
General and administrative expenses	34,493	23,783	72,041	32,383	123,748
Net loss	(34,493)	(23,783)	(72,041)	(27,883)	(107,545)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,300,000	5,455,055	6,300,000	5,090,165

-See Accompanying Notes-

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2017 (Unaudited) -$-	Nine months ended September 30, 2016 (Unaudited) -$-	September 30, 2014 (Inception) to September 30, 2017 (Unaudited) -$-
Cash Flows From Operating Activities
Net loss	(72,041)	(32,613)	(107,545)
Adjustments for :
Depreciation	-	350	350
Equipment written off	-	-	1,750
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	8,945	-	13,449
Net cash used in operating activities	(63,096)	(32,263)	(91,996)

Cash Flows From Investing Activities
Purchase of equipment	-	(2,100)	(2,100)
Net cash used in investing activities	-	(2,100)	(2,100)

Cash Flows From Financing Activities
Advances from a related party	63,096	-	63,096
Repayment of loan from shareholder	-	-	(1,075)
Proceeds from sale of common stock	-	31,000	31,000
Proceeds from loan from shareholder	-	2,851	1,075
Net cash provided by financing activities	63,096	33,851	94,096

Increase In Cash	-	512	-
Cash, beginning	-	50	-

Cash, ending	-	562	-

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes –

INBIT CORP.

(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2016, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $107,545 at September 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to September 30, 2017, we raised a total of $31,000 from private offerings of our common stock.

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

Cash and Cash Equivalents

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

Results of Operations

Three -Month and Nine -Month Periods Ended September 30, 2017 and 2016

We recorded no revenues for the three months ended September 30, 2017 and we have generated operating revenues of $4,500 for the three months ended September 30, 2016. We have generated operating revenues of $4,500 since inception.

For the three months ended September 30, 2017, total expenses and professional fees was $34,493. For the nine months ended September 30, 2017, total expenses and professional fees was $72,041.

For the three months ended September 30, 2016, total expenses and professional fees was $23,783. For the nine months ended September 30, 2016, total expenses and professional fees was $32,383.

From the period of September 30, 2014 (inception) to September 30, 2017, we incurred operating expenses of $123,748.

Liquidity and Capital Resources

At September 30, 2017, we had no cash balance. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

