Form 10-K
period 2017-12-31
Inbit Corp
filed 2018-03-30
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. In year 2017, the Company increased the total number of authorized common stock from 75,000,000 to 5,000,000,000 shares.

On January 6, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. In April to June 2016, the Company issued 1,300,000 shares of its common stock at $0.02 per share for total $26,000.

At December 31, 2017, the end of the Registrant’s most recently completed fiscal year, there were 6,300,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Originally, the Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. In year 2017, the Company increased the total number of authorized common stock from 75,000,000 to 5,000,000,000 shares.

On January 6, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. In April to June 2016, the Company issued 1,300,000 shares of its common stock at $0.02 per share for total $26,000.

On October 27, 2016, we issued 5,000,000 existing shares of common stock to our directors.

DESCRIPTION OF BUSINESS

Our principal office is located at L9-02, Level 9, Brem Mall, Jalan Jambu Mawar, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

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

ITEM 4. (REMOVED AND RESERVED).

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS MARKET INFORMATION AND ISSUER PURCHASES OF EQUITY SECURITIES

Since April 28, 2016, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB, under the ticker symbol “INBT”.

TRANSFER AGENT

Our transfer agent is Globex Transfer, LLC. Globex Transfer’s address is 780 Deltona Blvd., Suite 202, Deltona, FL 32725 and their telephone number is (813) 344-4490.

HOLDERS

As of December 31, 2017, the Company had 6,300,000 shares of our common stock issued and outstanding held by 39 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not sell any of our shares of common stock or other securities during the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated operating revenues of $4,500 since inception and have incurred $137,155 in operating expenses from inception through December 31, 2017. We incurred net losses of $85,718 and $34,479 for the years ended December 31, 2017 and 2016, respectively. Our net loss since inception (September 30, 2014) through December 31, 2017 was $121,222. The following table provides selected financial data about our Company for the years ended December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Balance Sheet Data

Cash and Cash Equivalents	$-	$-
Total Assets	$-	$-
Total Liabilities	$90,222	$4,504
Shareholders’ Deficit	$(90,222)	$(4,504)

GOING CONCERN

Inbit Corp. is an investment holding company and currently has no operations. Our independent auditor has issued an audit opinion for Inbit Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2017 was $0 with $90,222 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $100,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

INBIT CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Inbit Corp.

L9-02, Level 9, Brem Mall,

Jalan Jambu Mawar, Off Jalan Kepong,

52000 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inbit Corp. as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended of December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

/s/ TOTAL ASIA ASSOCIATES
TOTAL ASIA ASSOCIATES

We have served as the Company’s auditor since 2017.

Kuala Lumpur, Malaysia

31/03/2018

F-1

INBIT CORP.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
	- $ -	- $ -
ASSETS
Current assets
Cash	-	-
Total assets	-	-
LIABILITIES
Current liabilities
Accrued liabilities	11,235	4,504
Amount owing to related party	78,987	-
Total liabilities	90,222	4,504
STOCKHOLDERS’ EQUITY(DEFICIT)

Common stock
Authorized:
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 6,300,000 shares issued and outstanding at December 31, 2017 and December 31, 2016 respectively	6,300	6,300
Additional paid in capital	24,700	24,700
Accumulated deficit	(121,222)	(35,504)
Total stockholders’ deficit	(90,222)	(4,504)
Total liabilities and stockholders’ deficit	-	-

The accompanying notes are an integral part of these financial statements

F-2

INBIT CORP.

STATEMENTS OF INCOME

			Period from
			September 30,
	Year ended	Year ended	2014 (Inception) to
	December 31, 2017	December 31, 2016	December 31, 2017
	- $ -	- $ -	- $ -

Revenue	-	4,500	4,500
Other income	-	11,433	11,433
Operating expenses
General and administrative expenses	85,718	50,412	137,155
Net loss from operations	(85,718)	(34,479)	(121,222)
Net loss	(85,718)	(34,479)	(121,222)
Basic and diluted net loss per share	(0.01)	(0.01)
Weighted average number of shares outstanding	6,300,000	5,827,616

The accompanying notes are an integral part of these financial statements

F-3

INBIT CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 30, 2014 (INCEPTION) TO DECEMBER 31, 2017

			Additional
			Paid-in	Accumulated
	Common Stock		Capital	Deficit	Total
	Number	-$-	-$-	-$-	-$-

Balance, September 30, 2014 (Inception)	-	-	-	-	-
Net loss	-	-	-	(325)	(325)
Balance, December 31, 2014	-	-	-	(325)	(325)
Net loss	-	-	-	(700)	(700)
Balance, December 31, 2015	-	-	-	(1,025)	(1,025)
Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000
Common stock issued for cash at $0.02 per share	1,300,000	1,300	24,700	-	26,000
Net loss	-	-	-	(34,479)	(34,479)
Balance, December 31, 2016	6,300,000	6,300	24,700	(35,504)	(4,504)
Net loss	-	-	-	(85,718)	(85,718)
Balance, December 31, 2017	6,300,000	6,300	24,700	(121,222)	(90,222)

The accompanying notes are an integral part of these financial statements

F-4

INBIT CORP.

STATEMENTS OF CASH FLOWS

			Period from
			September 30,
	Year ended	Year ended	2014 (Inception) to
	December 31, 2017	December 31, 2016	December 31, 2017
	- $ -	- $ -	- $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(85,718)	(34,479)	(121,222)
Adjustments for:
Depreciation	-	350	350
Equipment written off	-	1,750	1,750
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accrued liabilities	6,731	4,504	11,235
NET CASH USED IN OPERATING ACTIVITIES	(78,987)	(27,875)	(107,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,100)	(2,100)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,100)	(2,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from shareholder	-	(1,075)	(1,075)
Proceeds from sale of common stock	-	31,000	31,000
Proceeds from loan from shareholder	-	-	1,075
Proceeds from related party	78,987	-	78,987
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,987	29,925	109,987

NET DECREASE IN CASH	-	(50)	-
CASH, BEGINNING OF YEAR/PERIOD	-	50	-
CASH, END OF YEAR/PERIOD	-	-	-

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

F-5

INBIT CORP.

NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 30, 2014 and its year-end is December 31. The Company is a development stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $121,222 at December 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

F-6

INBIT CORP.

NOTES TO THE FINANCIAL STATEMENTS

Comprehensive Loss

For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a statement of comprehensive loss in these financial statements.

Financial instruments

The fair value of the Company’s financial instruments consisting of accounts payable and amount owing to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company operates in Malaysia and therefore is exposed to foreign exchange risk. It is the management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

F-7

INBIT CORP.

NOTES TO THE FINANCIAL STATEMENTS

3. DUE TO RELATED PARTY

The amounts are unsecured, bear no interest and are payable on demand.

4. INCOME TAXES

As of December 31, 2017, the Company has estimated tax loss carry forwards for tax purpose of approximately $121,222. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2017	2016
Loss before income tax	$85,718	$34,479
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	29,144	11,723
Change in valuation allowance	(29,144)	(11,723)
Income tax provision	$-	$-
Components of deferred tax asset:
Non-capital tax loss carry forwards	$41,215	$12,072
Less: valuation allowance	(41,215)	(12,072)
Net deferred tax asset	$-	$-

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

F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and principal financial officer concluded as of December 31, 2017, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives, resulting a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.; (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer in connection with the review of our financial statements as of December 31, 2017.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2017.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of the date of this annual report on March 31, 2018 are as follows:

Name	Age	Positions and Offices

Tan Chee Hong	49	CEO, Secretary, Director, Chairman
Choy Cheng Choong	57	CFO, Treasurer, Director
Loke Yeu Loong	54	President, Director
Teo Joo Meng	57	Director
Zadey Che Wan Bin Abdullah Fadzil	40	Director

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

Zadey Che Wan Bin Abdullah Fadzil – Director

Mr. Zadey Che Wan Bin Abdullah Fadzil, completed his diploma in Architectural Technology with Lim Kok Wing Institute of Creative Technology in year 1999. In 2003, he obtained his degree in Information Technology from Help Institute Kuala Lumpur.

In year 2004, Mr. Zadey Che Wan Bin Abdullah Fadzil was the head of customer service, sales & marketing department of Mango Dot Net Sdn Bhd, a broadband service company. His main responsibility is overseeing and leading the customer service department and sales & marketing department. Since year 2006, he serves as an executive director in Perak Communication Technology Sdn Bhd and Perak Integrated Networking Services Sdn Bhd. He is responsible for establishing excellent rapport with the State Government officers, Local Authority officers, Telcos officers and External Technical Agency officers to smoothen and to complete the whole operations of submission, permitting and legalization process and carry out the functions as a “One Stop Centre” and facilitator for the compliance submission for location and construction of new Infrastructures on behalf of the State Government and telecommunication providers with other state agencies or other relevant authorities. ln 2016, he serves as a director in Swiftlet Eco Park Bhd. His responsibility is to oversee and manage the business operations of the company.

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

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2017:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former Officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal year ended as indicated.

Name and				Stock	Option	Non-Equity Incentive Plan	Non-qualified Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Tan Chee Hong (1)	2017	0	0	0	0	0	0	0	0

Choy Cheng Choong (2)	2017	0	0	0	0	0	0	0	0

Loke Yeu Loong (3)	2017	0	0	0	0	0	0	0	0

Teo Joo Meng (4)	2017	0	0	0	0	0	0	0	0

Zadey Che Wan Bin Abdullah Fadzil (5)	2017	0	0	0	0	0	0	0	0

(1)	CEO, Secretary, Director, Chairman

(2)	CFO, Treasurer, Director

(3)	President, Director

(4)	Director

(5)	Director

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon further development of our business, we will likely grant options to directors and officers consistent with industry standards.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,300,000 shares of our common stock issued and outstanding as of December 31, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2017 the total fees charged to the Company for audit services, including quarterly reviews were $40,750 (2016: $10,700), for audit-related services were $0 (2016: $0) and for tax services and other services were $0 (2016:$1,650) and $0 (2016: $0), respectively.

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

INBIT CORP.

(Name of Registrant)

Date: March 30, 2018	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

Date: March 30, 2018	By:	/s/ CHOY CHENG CHOONG
	Name:	CHOY CHENG CHOONG
	Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

