Form 10-Q
period 2018-03-31
Inbit Corp
filed 2018-05-14
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Jalan Jambu Mawar Off Jalan Kepong,

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

As of March 31, 2018, there were 6,300,000 shares of common stock, $0.001 par value per share, outstanding.

INBIT CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2018

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017 (audited).	5

	Statements of Operations for the three months ended March 31, 2018 and 2017, and the period from September 30, 2014 (Inception) to March 31, 2018 (unaudited).	6

	Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and the period from September 30, 2014 (Inception) through March 31, 2018 (unaudited).	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

Part II. Other Information		13

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	14

Signatures		15

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INBIT CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31,2018

INBIT CORP.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2018 (Unaudited) - $ -	December 31, 2017 (Audited) - $ -
ASSETS
Cash and bank balances	12,776	-
Total assets	12,776	-

LIABILITIES
Current
Accrued liabilities	11,535	11,235
Amount owing to related party	78,987	78,987
Amount owing to director	12,780	-
Total liabilities	103,302	90,222
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares with a par value of $0.001
Issued and Outstanding:
6,300,000 common shares	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated during the development stage	(121,526)	(121,222)
Total stockholders’ deficit	(90,526)	(90,222)
Total liabilities and stockholders’ deficit	12,776	-

See Accompanying Notes

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Period
	months	months	September 30, 2014
	Ended	Ended	to (Inception)
	March 31, 2018	March 31, 2017	March 31, 2018
	(Unaudited)	(Unaudited)	(Unaudited)
	-$-	-$-	-$-
Revenue	-	-	4,500
Other income	-	-	11,433

Operating expenses
General and administrative expenses	304	2,467	137,459
Net loss	(304)	(2,467)	(121,526)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	6,300,000	6,300,000

-See Accompanying Notes-

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three	Three	Period
	months	months	September 30, 2014
	ended	ended	(Inception) to
	March 31,2018 (Unaudited) -$-	March 31, 2017 (Unaudited) -$-	March 31, 2018 (Unaudited) -$-
Cash Flows From Operating Activities
Net loss	(304)	(2,467)	(121,526)
Adjustments for:
Depreciation	-	-	350
Equipment written off	-	-	1,750
Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	300	96	11,535
Net cash used in operating activities	(4)	(2,371)	(107,891)

Cash Flows From Investing Activities
Purchase of equipment	-	-	(2,100)
Net cash used in investing activities	-		(2,100)

Cash Flows From Financing Activities
Advances from a related party	-	2,371	78,987
Proceeds from sale of common stock	-	-	31,000
Proceeds from loan from director	12,780	-	12,780
Net cash provided by financing activities	12,780	2,371	122,767

Increase In Cash	12,776	-	12,776
Cash, beginning	-	-	-

Cash, ending	12,776	-	12,776

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

INBIT CORP.

(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2017, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $121,526 at March 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of INBIT CORP., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2017 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 333-209497), as filed with the SEC on March 30, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to March 31, 2018, we raised a total of $31,000 from private offerings of our common stock.

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

Results of Operations

Three -Month Periods Ended March 31, 2018 and 2017

We recorded no revenues for the three months ended March 31, 2018 and we have generated operating revenues of $4,500 since inception.

For the three months ended March 31, 2018, total expenses and professional fees was $304  and from the period of September 30, 2014 (inception) to March 31, 2018, we incurred operating expenses of $137,459.

Liquidity and Capital Resources

At March 31, 2018, we had opened a new bank account with the balance of USD12,776. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of March 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INBIT CORP.
(Name of Registrant)

Date: May 14, 2018	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

