Form 10-Q
period 2018-06-30
Inbit Corp
filed 2018-08-14
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

On February 28, 2018, the Board of Directors authorized a twenty for one (20:1) forward stock split for shareholders of record as of February 28, 2018 (the “Forward Split”), to be effectuated upon the filing of our amended Articles of Incorporation. The amended Articles of Incorporation were filed with the state of Nevada on March 23, 2018. Accordingly, the Registrant’s outstanding number of shares of common stock increased correspondingly from 6,300,000 to 126,000,000. The Forward Stock Split will not have any effect on the stated par value of the Common Stock. Immediately after the Forward Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power will remain virtually unchanged. The rights and privileges of the holders of shares of Common Stock will be substantially unaffected by the Forward Stock Split. The Forward Stock Split became effective on April 10, 2018 (the “Effective Date”), as announced by Financial Industry Regulatory Authority (“FINRA”), whereupon the shares of common stock began trading on a split adjusted basis. No fractional shares will be issued, and no cash or other consideration will be paid. Instead, the Company will issue one whole share of the post-Forward Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Forward Stock Split.

As of June 30, 2018, there were 126,000,000 shares of common stock, $0.001 par value per share, outstanding.

INBIT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017 (audited).	5

	Statements of Operations for the three and six months ended June 30, 2018 and 2017, and the period from September 30, 2014 (Inception) to June 30, 2018 (unaudited).	6

	Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and the period from September 30, 2014 (Inception) through June 30, 2018 (unaudited).	7

	Statements of changes in Stockholders’ Deficit for the six months ended June 30, 2018 (unaudited).	8

	Notes to Financial Statements (unaudited).	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

Part II. Other Information

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	14

Signatures		15

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INBIT CORP.

FINANCIAL STATEMENTS

JUNE 30, 2018

INBIT CORP.

BALANCE SHEETS

(Unaudited)

	June 30, 2018 (Unaudited) - $ -	December 31, 2017 (Audited) - $ -
ASSETS
Cash and bank balances	10,850	-
Trade receivables	334	-
Total assets	11,184	-

LIABILITIES
Current liabilities
Other payables	31	-
Accrued liabilities	9,768	11,235
Amount owing to related party	93,949	78,987
Amount owing to director	12,780	-
Total liabilities	116,528	90,222
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
1,000,000,000 (2017: 75,000,000) common shares with a par value of $0.001
Issued and Outstanding:
126,000,000 (2017: 6,300,000) common shares	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated	(136,344)	(121,222)
Total stockholders’ deficit	(105,344)	(90,222)
Total liabilities and stockholders’ deficit	11,184	-

See Accompanying Notes

INBIT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	-$-	-$-	-$-	-$-
Revenue	15,351	-	15,351	-
Cost of goods sold	(11,286)	-	(11,286)	-
Gross profit	4,065	-	4,065	-

General and administrative expenses	(18,883)	(35,081)	(19,187)	(37,548)
Net loss	(14,818)	(35,081)	(15,122)	(37,548)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	126,000,000	6,300,000	126,000,000	6,300,000

-See Accompanying Notes-

INBIT CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2018 (Unaudited) -$-	Six months ended June 30, 2017 (Unaudited) -$-
Cash Flows From Operating Activities
Net loss	(15,122)	(37,548)
Adjustments for :
Trade receivables	(334)	-
Other payables and accrued liabilities	(1,436)	28,914
Net cash used in operating activities	(16,892)	(8,634)

Cash Flows From Financing Activities
Advances from a related party	14,962	8,634
Proceeds from loan from director	12,780	-
Net cash provided by financing activities	27,742	8,634

Increase In Cash	10,850	-
Cash, beginning of year / period	-	-

Cash, ending of year / period	10,850	-

Supplementary Cash Flow Information
Cash paid for:
Interest expense	-	-
Income taxes	-	-

- See Accompanying Notes –

INBIT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

	Common stock		Additional paid in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of December 31, 2017	6,300,000	$6,300	$24,700	$(121,222)	$(90,222)

Increase in number of shares due to stock split	119,700,000	-	-	-	-

Net loss for the period	-	-	-	(15,122)	(15,122)

Balance as of June 30, 2018	126,000,000	$6,300	$24,700	$(136,344)	$(105,344)

- See Accompanying Notes –

INBIT CORP.

NOTE TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2017, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

OVERVIEW

INBIT CORP. (the “Company” or “we”) was incorporated in the State of Nevada on September 30, 2014 and has a fiscal year end of December 31.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $136,344 at June 30, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

Use of estimates

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

Revenue from supplies of IT products is recognized when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to and accepted by the customer when the products are collected by the customer at the Company’s office. Revenue is recorded net of sales discounts, returns, allowances, and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on limited operating history, management estimates that there was no sales return for the period reported.

Cost of revenue

Cost of revenue includes the purchase cost of retail goods for re-sale to customers. It excludes purchasing and receiving costs in cost of revenues.

Income tax

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia. The Company is subject to tax in these jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

PLAN OF OPERATION

We are a company engaged in the trading of IT software & hardware products which commenced from quarter 2 of 2018.

Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The amount due from/to related parties represented the advances from or to the Company’s directors. Such advances are non-interest bearing and due upon demand.

Recent Accounting Pronouncements

Recent pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of INBIT CORP., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2017 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 333-209497), as filed with the SEC on March 30, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

Results of Operations

Six -Month Periods Ended June 30, 2018 and 2017

We recorded revenues of $15,351 for the six months ended June 30, 2018 and we have generated operating revenues of $19,851 since inception.

For the six months ended June 30, 2018, total expenses and professional fees was $19,187 and from the period of September 30, 2014 (inception) to June 30, 2018, we incurred operating expenses of $156,342.

Liquidity and Capital Resources

At June 30, 2018, we had a bank account with the balance of $10,850. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of June 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INBIT CORP.

(Name of Registrant)

Date: August 13, 2018	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

