Form 10-Q
period 2018-09-30
Inbit Corp
filed 2018-11-14
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of September 30, 2018, there were 126,000,000 shares of common stock, $0.001 par value per share, outstanding.

INBIT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INBIT CORP.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

INBIT CORP.

BALANCE SHEETS

(Unaudited)

	September 30, 2018 (Unaudited) – $ -	December 31, 2017 (Audited) – $ -
ASSETS
Cash and bank balances	3,042	-
Trade receivables	334	-
Other receivables	40,000	-
Total assets	43,376	-

LIABILITIES
Current liabilities
Other payables	63	-
Accrued liabilities	9,867	11,235
Amount owing to related party	144,203	78,987
Amount owing to director	12,780	-
Total liabilities	166,913	90,222
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
1,000,000,000 (2017: 75,000,000) common shares with a par value of $0.001
Issued and Outstanding:
126,000,000 (2017: 6,300,000) common shares	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated	(154,537)	(121,222)
Total stockholders’ deficit	(123,537)	(90,222)
Total liabilities and stockholders’ deficit	43,376	-

See Accompanying Notes

INBIT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended Sep 30, 2018	Three months ended Sep 30, 2017	Nine months ended Sep 30, 2018	Nine months ended Sep 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	-$-	-$-	-$-	-$-
Revenue	1,815	-	17,166	-
Cost of goods sold	(1,364)	-	(12,650)	-
Gross profit	451	-	4,516	-

General and administrative expenses	(18,644)	(34,493)	(37,831)	(72,041)
Net loss	(18,193)	(34,493)	(33,315)	(72,041)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	126,000,000	6,300,000	126,000,000	6,300,000

-See Accompanying Notes-

INBIT CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended Sep 30, 2018 (Unaudited) -$-	Nine months ended Sep 30, 2017 (Unaudited) -$-
Cash Flows From Operating Activities
Net loss	(33,315)	(72,041)
Adjustments for :
Trade receivables	(334)	-
Other receivables	(40,000)	-
Other payables and accrued liabilities	(1,305)	8,945
Net cash used in operating activities	(74,954)	(63,096)

Cash Flows From Financing Activities
Advances from a related party	65,216	63,096
Proceeds from loan from director	12,780	-
Net cash provided by financing activities	77,996	63,096

Increase in Cash and Bank Balance	3,042	-
Cash, beginning of period	-	-

Cash, ending of period	3,042	-

Supplementary Cash Flow Information
Cash paid for:
Interest expense	-	-
Income taxes	-	-

- See Accompanying Notes –

INBIT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

	Common stock		Additional paid in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of December 31, 2017	6,300,000	$6,300	$24,700	$(121,222)	$(90,222)

Increase in number of shares due to stock split	119,700,000	-	-	-	-

Net loss for the period	-	-	-	(33,315)	(33,315)

Balance as of Sep 30, 2018	126,000,000	$6,300	$24,700	$(154,537)	$(123,537)

- See Accompanying Notes –

INBIT CORP.

NOTE TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2017, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

OVERVIEW

INBIT CORP. (the “Company” or “we”) was incorporated in the State of Nevada on September 30, 2014 and has a fiscal year end of December 31.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $154,537 at September 30, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The Company conducts major businesses in Malaysia. The Company is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

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

Results of Operations

Nine-Month Periods Ended September 30, 2018 and 2017

We recorded revenues of $17,166 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2018, total general and administrative expenses was $37,831 which comprise of professional fee, consultation fee, audit fee and license fee.

Liquidity and Capital Resources

At September 30, 2018, we had a bank account with the balance of $3,042. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of September 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INBIT CORP.
(Name of Registrant)

Date: November 14, 2018	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

