Form 10-K
period 2018-12-31
Inbit Corp
filed 2019-03-29
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The Company has 5,000,000,000 shares of common stock authorized with a par value of $0.001 per share.

On January 6, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. In April to June 2016, the Company issued 1,300,000 shares of its common stock at $0.02 per share for total $26,000.

On February 28, 2018, the Board of Directors authorized a twenty for one (20:1) forward stock split for shareholders of record as of February 28, 2018 (the “Forward Split”), to be effectuated upon the filing of our amended Articles of Incorporation. The amended Articles of Incorporation were filed with the state of Nevada on March 23, 2018. Accordingly, the Registrant’s outstanding number of shares of common stock increased correspondingly from 6,300,000 to 126,000,000. The Forward Split will not have any effect on the stated par value of the Common Stock. The Forward Stock Split became effective on April 10, 2018 (the “Effective Date”), as announced by Financial Industry Regulatory Authority (“FINRA”), whereupon the shares of common stock began trading on a split adjusted basis.

At December 31, 2018, the end of the Registrant’s most recently completed fiscal year, there were 126,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I

ITEM 1. BUSINESS

ORGANIZATION WITHIN THE LAST THREE YEARS

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

On February 28, 2018, the Board of Directors authorized a twenty for one (20:1) forward stock split for shareholders of record as of February 28, 2018 (the “Forward Split”).

DESCRIPTION OF BUSINESS

Our principal offices are located at L9-02, Level 9, Brem Mall, Jalan Jambu Mawar, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

During the financial year of 2017, the Company changed its principal activities from Computer Programming Services to Investment Holding following the appointment of new Directors.

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

TRANSFER AGENT

Our transfer agent is VStock Transfer, LLC. VStock Transfer’s address is 18 Lafayette Place, Woodmere, NY 11598 and their telephone number is (212) 828-8436.

HOLDERS

As of December 31, 2018, the Company had 126,000,000 shares of our common stock issued and outstanding held by 35 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not sell any of our shares of common stock or other securities during the year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated operating revenues of $21,667 since inception and have incurred $177,370 in operating expenses from inception through December 31, 2018. We incurred net losses of $36,105 and $85,718 for the years ended December 31, 2018 and 2017, respectively. Our net loss since inception (September 30, 2014) through December 31, 2018 was $157,327. The following table provides selected financial data about our company for the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Balance Sheet Data

Cash and Cash Equivalents	$554	$-
Other Receivables	$40,334	$-
Total Assets	$40,888	$-
Total Liabilities	$167,215	$90,222
Shareholders’ Deficit	$(126,327)	$(90,222)

GOING CONCERN

Inbit Corp. is an investment holding company and currently has no operations. Our independent auditor has issued an audit opinion for Inbit Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2018 was $554 with $167,215 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $50,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

INBIT CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Inbit Corp.

L9-02, Level 9, Brem Mall,

Jalan Jambu Mawar, Off Jalan Kepong,

52000 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inbit Corp. (A Development Stage “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of the two years in the period ended of December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company have working capital deficiency of $126,327 and has accumulated losses of $157,327. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT
KUALA LUMPUR, MALAYSIA
March 20, 2019

INBIT CORP.

(A Development Stage Company)

BALANCE SHEET AS OF DECEMBER 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	December 31, 2018	December 31, 2017
	- $ -	- $ -
ASSETS
Current assets
Cash	554	-
Other Receivables	40,334	-
Total assets	40,888	-

LIABILITIES
Current liabilities
Accrued liabilities	10,232	11,235
Amount owing to directors	46,192	-
Amount owing to shareholders	110,791	-
Amount owing to related party	-	78,987
Total liabilities	167,215	90,222

STOCKHOLDERS’ EQUITY/(DEFICIT)
Common stock
Authorized:
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 126,000,000 and 6,300,000 shares issued and outstanding at December 31, 2018 and December 31, 2017 respectively	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated during the development stage	(157,327)	(121,222)
Total stockholders’ deficit	(126,327)	(90,222)
Total liabilities and stockholders’ equity	40,888	-

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except number of shares)

(Audited)

			Period from
			September 30,
	Year ended	Year ended	2014 (Inception) to
	December 31, 2018	December 31, 2017	December 31, 2018
	- $ -	- $ -	- $ -

Revenue	17,167	-	21,667
COGS	(13,057)	-	(13,057)
Other income	-	-	11,433
Operating expenses
General and administrative expenses	(40,215)	(85,718)	(177,370)
Net loss from operations	(36,105)	(85,718)	(157,327)
Net loss	(36,105)	(85,718)	(157,327)
Basic and diluted net loss per share	(0.00)	(0.01)
Weighted average number of shares outstanding	126,000,000	6,300,000

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Common Stock		Capital	Stage	Total
	Number	-$-	-$-	-$-	-$-

Balance, September 30, 2014 (Inception)	-	-	-	-	-
Net loss	-	-	-	(325)	(325)
Balance, December 31, 2014	-	-	-	(325)	(325)
Net loss	-	-	-	(700)	(700)
Balance, December 31, 2015	-	-	-	(1,025)	(1,025)
Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000
Common stock issued for cash at $0.02 per share	1,300,000	1,300	24,700	-	26,000
Net loss	-	-	-	(34,479)	(34,479)
Balance, December 31, 2016	6,300,000	6,300	24,700	(35,504)	(4,504)
Net loss	-	-	-	(85,718)	(85,718)
Balance, December 31, 2017	6,300,000	6,300	24,700	(121,222)	(90,222)
Common stock forward split (20:1)	119,700,000	-	-	-	-
Net loss	-	-	-	(36,105)	(36,105)
Balance, December 31, 2018	126,000,000	6,300	24,700	(157,327)	(126,327)

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”)

(Audited)

			Period from
			September 30,
	Year ended	Year ended	2014 (Inception) to
	December 31, 2018	December 31, 2017	December 31, 2018
	- $ -	- $ -	- $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(36,105)	(85,718)	(157,327)
Adjustments for:
Depreciation	-	-	350
Equipment written off	-	-	1,750
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accrued liabilities	(1,003)	6,731	10,232
Current assets	(40,334)	-	(40,334)
NET CASH USED IN OPERATING ACTIVITIES	(77,442)	(78,987)	(185,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(2,100)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from shareholder	-	-	(1,075)
Repayment to related party	(78,987)	-	(156,983)
Proceeds from sale of common stock	-	-	31,000
Proceeds from loan from directors	46,192	-	46,192
Proceeds from loan from shareholders	110,791	-	111,866
Proceeds from related party	-	78,987	156,983
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,996	78,987	187,983

NET INCREASE IN CASH	554	-	554
CASH, BEGINNING OF YEAR/PERIOD	-	-	-
CASH, END OF YEAR/PERIOD	554	-	554

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 30, 2014 and its year-end is December 31. The Company is a development stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $157,327 at December 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

3. DUE TO DIRECTORS

The amounts are unsecured, bear no interest and are payable on demand.

4. DUE TO SHAREHOLDERS

The amounts are unsecured, bear no interest and are payable on demand.

5. INCOME TAXES

As of December 31, 2018, the Company has estimated tax loss carry forwards for tax purpose of approximately $157,327. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2018	2017
Loss before income tax	$36,105	$85,718
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	12,276	29,144
Change in valuation allowance	(12,276)	(29,144)
Income tax provision	$-	$-
Components of deferred tax asset:
Non-capital tax loss carry forwards	$53,491	$41,215
Less: valuation allowance	(53,491)	(41,215)
Net deferred tax asset	$-	$-

The Company has filed income tax returns since inception in the United States. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosure. Upon filing there could be penalties on interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplemental information associated with foreign ownership, debt and equity position. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

6. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and principal financial officer concluded as of December 31, 2018, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives, resulting a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.; (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer in connection with the review of our financial statements as of December 31, 2018.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2018.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of the date of this annual report on March 27, 2019 are as follows:

Name	Age	Positions and Offices

Tan Chee Hong	50	CEO, Secretary, Director, Chairman
Choy Cheng Choong	58	CFO, Treasurer, Director
Loke Yeu Loong	55	President, Director
Teo Joo Meng	58	Director
Zadey Che Wan Bin Abdullah Fadzil	41	Director

The executive officers and directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year term at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

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

Mr. Tan’s experience in leadership and business development as well as his academic background, has led the Board of Directors to reach the conclusion that he should serve as a Director and Chief Executive Officer of the Company. On October 26, 2016, Mr. Tan was appointed as the Chief Executive Officer and Director of the Company.

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

Mr. Choy’s financial background and his professional qualification as well as his business experience, has led the Board of Directors to reach the conclusion that he should serve as a Director and Chief Financial Officer of the Company. On October 26, 2016, Mr. Choy was appointed as the Chief Financial Officer of the Company.

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

Mr. Loke’s experience in business and corporate management, has led the Board of Directors to reach the conclusion that he should serve as a Director of the Company. On October 26, 2016, Mr. Loke was appointed as the President and the Director of the Company.

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

Mr. Teo’s experience in cosmetic and skin care industry has led the Board of Directors to reach the conclusion that he should serye as a Director of the Company. On October 26, 2016, Mr. Teo was appointed as the Director of the Company.

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

Mr. Zadey Che Wan Bin Abdullah Fadzil’s experience in management and marketing has led the Board of Directors to reach the conclusion that he should serve as a Director of the Company. On October 26, 2016, Mr. Zadey Che Wan Bin Abdullah Fadzil-was appointed as the Director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2018:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former Officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Tan Chee Hong (1)	2018	0	0	0	0	0	0	0	0

Choy Cheng Choong (2)	2018	0	0	0	0	0	0	0	0

Loke Yeu Loong (3)	2018	0	0	0	0	0	0	0	0

Teo Joo Meng (4)	2018	0	0	0	0	0	0	0	0

Zadey Che Wan Bin Abdullah Fadzil (5)	2018	0	0	0	0	0	0	0	0

(1)	CEO, Secretary, Director, Chairman

(2)	CFO, Treasurer, Director

(3)	President, Director

(4)	Director

(5)	Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2018, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 126,000,000 shares of our common stock issued and outstanding as of December 31, 2018. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially		Percent of Class Owned

Common Stock:	Tan Chee Hong
	CEO and Director
	229-A Kg Lapan, Bacang, 75200 Melaka,
	Malaysia	10,000,000		7.9%

Common Stock:	Choy Cheng Choong
	CFO and Director
	26,Jalan Sri Hartamas 12, Sri Hartamas, 50480
	Kuala Lumpur, Malaysia	10,000,000		7.9%

Common Stock:	Loke Yeu Loong
	President, Director
	No. 15 Jalan l/l42, Taman Orkid Desa, 56000
	Kuala Lumpur, Malaysia	30,000,000	(1)	23.8%

Common Stock:	Teo Joo Meng
	Director
	1, Jalan Kuning Muda 6, Taman Pelangi, 80400
	Johor Bahru, Malaysia	10,000,000		7.9%

Common Stock:	Zadey Che Wan Bin Abdullah Fadzil
	Director
	1, Lorong Bayu Nyaman A, Country Heights,
	43000 Kajang, Selangor, Malaysia	30,000,000	(2)	23.8%

Common Stock:	Fatimah Binti Abdillah
	Istana Al-Muktafi Billah, 20400 Kuala
	Terengganu, Malaysia	10,000,000		7.9%

l) Mr. Loke Yeu Loong’s 30,000,000 shares include 10,000,000 held in his own name, plus an additional 20,000,000 shares held in the name of Grade Competence Sdn Bhd, an entity beneficially owned and controlled by Mr. Loke Yeu Loong and his wife, Liau Kuan Mee.

2) Zadey Che Wan Bin Abdullah Fadzil’s 30,000,000 shares include 10,000,000 held in his own name, and an additional 10,000,000 shares held in the name of his father, Abdullah Fadzil Bin Che Wan, who lives in the same household, and an additional 10,000,000 shares held in the name of Abdullah Fadzil Che Wan Holdings Sdn Bhd, an entity beneficially owned and controlled by Mr. Abdullah Fadzil Bin Che Wan and his wives.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2018 the total fees charged to the Company for audit services, including quarterly reviews were $0 (2017: $40,750), for audit-related services were $0 (2017: $0) and for tax services and other services were $0 (2017:$0) and $0 (2017: $18,831), respectively.

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

INBIT CORP.
(Name of Registrant)

Date: March 29, 2019	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

Date: March 29, 2019	By:	/s/ CHOY CHENG CHOONG
	Name:	CHOY CHENG CHOONG
	Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

