Form 10-Q
period 2019-06-30
Inbit Corp
filed 2019-08-12
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of June 30, 2019, there were 126,000,000 shares of common stock, $0.001 par value per share, outstanding.

INBIT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

INDEX

		Page
Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018 (audited).	5

	Statements of Operations for the six months ended June 30, 2019 and 2018, and the period from September 30, 2014 (Inception) to June 30, 2019 (unaudited).	6

	Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and the period from September 30, 2014 (Inception) through June 30, 2019 (unaudited).	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

Part II. Other Information		13

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors.	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Mine Safety Disclosures.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	14

Signatures		15

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INBIT CORP.

FINANCIAL STATEMENTS

JUNE 30, 2019

INBIT CORP.

BALANCE SHEETS

(Unaudited, in US$ currency)

	June 30, 2019 (Unaudited) - $ -	December 31, 2018 (Audited) - $ -
ASSETS

Cash and bank balances	547	554
Other Receivables	40,334	40,334
Total assets	40,881	40,888

LIABILITIES
Current liabilities
Accrued liabilities	7,075	10,232
Amount owing to directors	46,192	46,192
Amount owing to shareholders	122,330	110,791
Total liabilities	175,597	167,215
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
5,000,000,000 common shares with a par value of $0.001
Issued and Outstanding:
126,000,000 common shares	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated during the development stage	(165,716)	(157,327)
Total stockholders’ deficit	(134,716)	(126,327)

Total liabilities and stockholders’ deficit	40,881	40,888

See Accompanying Notes

INBIT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six months	Six months	Period September 30, 2014
	Ended	Ended	to (Inception)
	June 30, 2019	June 30, 2018	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)
	-$-	-$-	-$-
Revenue	-	15,351	21,667
COGS	-	(11,286)	(13,057)
Gross Profit	-	4,065	8,610
Other income	-	-	11,433

Operating expenses
General and administrative expenses	(8,389)	(19,187)	(185,759)
Net loss	(8,389)	(15,122)	(165,716)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	126,000,000	126,000,000

-See Accompanying Notes-

INBIT CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months	Period September 30, 2014
	ended	ended	(Inception) to
	June 30,2019 (Unaudited) -$-	June 30, 2018 (Unaudited) -$-	June 30, 2019 (Unaudited) -$-
Cash Flows From Operating Activities
Net loss	(8,389)	(15,122)	(165,716)
Adjustments for:
Depreciation	-	-	350
Equipment written off	-	-	1,750

Net change in non-cash working capital balances:
Accounts payable and accrued liabilities	(3,157)	(1,436)	7,076
Other Receivables	-	(334)	(40,334)
Net cash used in operating activities	(11,546)	(16,892)	(196,874)

Cash Flows From Investing Activities
Purchase of equipment	-	-	(2,100)
Net cash used in investing activities	-	-	(2,100)

Cash Flows From Financing Activities
Repayment to related party	-	-	(156,983)
Proceeds from sale of common stock	-	-	31,000
Proceeds from loan from directors	-	12,780	46,192
Proceeds from loan from shareholders	11,539	-	122,329
Advances from related party	-	14,962	156,983
Net cash provided by financing activities	11,539	27,742	199,521

Increase In Cash	(7)	10,850	547
Cash, beginning	554	-	-

Cash, ending	547	10,850	547

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

INBIT CORP.

NOTE TO THE FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2018, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $165,716 at June 30, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to June 30, 2019, we raised a total of $31,000 from private offerings of our common stock.

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

Results of Operations

Six -Month Periods Ended June 30, 2019 and 2018

We recorded no revenues for the six months ended June 30, 2019 and we have generated operating revenues of $21,667 since inception.

For the six months ended June 30, 2019, total expenses and professional fees was $8,389 and from the period of September 30, 2014 (inception) to June 30, 2019, we incurred operating expenses of $185,759.

Liquidity and Capital Resources

At June 30, 2019, we have a bank account with the balance of USD547. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2019, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of June 30, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INBIT CORP.
(Name of Registrant)

Date: August 12, 2019	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

