Form 10-Q/A
period 2018-06-30
Inbit Corp
filed 2019-10-31
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on our Form 10-Q/A for the quarterly period ended June 30, 2018 as filed with the Securities and Exchange Commission on August 14, 2018, (the “Original Filing”) to correct the error appears on whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). As the registrant is still a shell company, we have marked the wrong box in that respect. The correct explanation is “Yes” as amended above.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original 10-Q as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

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

See Accompanying Notes

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

See Accompanying Notes

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

See Accompanying Notes

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

INBIT CORP.

(Name of Registrant)

Date: October 30, 2019	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

