Form 10-Q/A
period 2019-06-30
Inbit Corp
filed 2019-10-31
CIK 1657803

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on our Form 10-Q/A for the quarterly period ended June 30, 2019 as filed with the Securities and Exchange Commission on August 12, 2019, (the “Original Filing”) to correct the error appears on whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). As the registrant is still a shell company, we have marked the wrong box in that respect. The correct explanation is “Yes” as amended above.

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

See Accompanying Notes

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

See Accompanying Notes

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

