Form 10-Q
period 2019-09-30
Inbit Corp
filed 2019-11-14
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of September 30, 2019, there were 126,000,000 shares of common stock, $0.001 par value per share, outstanding.

 Explanatory Note

 The Company is not subject to the Securities Exchange Act of 1934, as amended but makes filings on a voluntary basis.

INBIT CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INBIT CORP.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

INBIT CORP.

BALANCE SHEETS

(Unaudited)

	September 30, 2019 (Unaudited) – $ -	December 31, 2018 (Audited) – $ -
ASSETS
Cash and bank balances	540	554
Trade receivables	334	334
Other receivables	40,000	40,000
Total assets	40,874	40,888

LIABILITIES
Current liabilities
Other payables	266	-
Accrued liabilities	7,007	10,232
Amount owing to related party	157,533	110,791
Amount owing to director	46,192	46,192
Total liabilities	210,998	167,215
STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
1,000,000,000 (2018: 75,000,000) common shares with a par value of $0.001
Issued and Outstanding:
126,000,000 (2018: 6,300,000) common shares	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated	(201,124)	(157,327)
Total stockholders’ deficit	(170,124)	(126,327)
Total liabilities and stockholders’ deficit	40,874	40,888

See Accompanying Notes

INBIT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended Sep 30, 2019	Three months ended Sep 30, 2018	Nine months ended Sep 30, 2019	Nine months ended Sep 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	-$-	-$-	-$-	-$-
Revenue	-	1,815	-	17,166
Cost of goods sold	-	(1,364)	-	(12,650)
Gross profit	-	451	-	4,516

General and administrative expenses	(35,408)	(18,644)	(43,797)	(37,831)
Net loss	(35,408)	(18,193)	(43,797)	(33,315)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	126,000,000	126,000,000	126,000,000	126,000,000

-See Accompanying Notes-

INBIT CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended Sep 30, 2019 (Unaudited) -$-	Nine months ended Sep 30, 2018 (Unaudited) -$-
Cash Flows From Operating Activities
Net loss	(43,797)	(33,315)
Adjustments for :
Trade receivables	-	(334)
Other receivables	-	(40,000)
Other payables and accrued liabilities	(2,959)	(1,305)
Net cash used in operating activities	(46,756)	(74,954)

Cash Flows From Financing Activities
Advances from a related party	46,742	65,216
Proceeds from loan from director	-	12,780
Net cash provided by financing activities	46,742	77,996

Increase in Cash and Bank Balance	(14)	3,042
Cash, beginning of period	554	-

Cash, ending of period	540	3,042

Supplementary Cash Flow Information
Cash paid for:
Interest expense	-	-
Income taxes	-	-

- See Accompanying Notes –

INBIT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Common stock		Additional paid in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of December 31, 2018	126,000,000	$6,300	$24,700	$(157,327)	$(126,327)

Increase in number of shares due to stock split	-	-	-	-	-

Net loss for the period	-	-	-	(43,797)	(43,797)

Balance as of Sep 30, 2019	126,000,000	$6,300	$24,700	$(201,124)	$(170,124)

- See Accompanying Notes –

INBIT CORP.

NOTE TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

ITEM 1. BASIS OF PRESENTATION

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosures. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended December 31, 2018, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

OVERVIEW

INBIT CORP. (the “Company” or “we”) was incorporated in the State of Nevada on September 30, 2014 and has a fiscal year end of December 31.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $201,124 at September 30, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue. No assurance can be given that any future financing will be available, or, if available, that it will be terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”-, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonably assured.

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

Income tax

Income taxes are determined in accordance with the provisions of ASC Topic 740, “-Income Taxes-” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

PLAN OF OPERATION

We do not currently have any substantial business operations and do not know when or if any material business operations will develop, either through acquisition or otherwise.

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

Results of Operations

Nine-Month Periods Ended September 30, 2019 and 2018

We recorded zero revenues for the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, total general and administrative expenses was $43,797 which comprise of professional fee, consultation fee, audit fee and license fee.

Liquidity and Capital Resources

As of September 30, 2019, our bank account had a balance of $540. We do not have sufficient cash on hand to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. No assurance can be given that any future financing will be available, or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.

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

INBIT CORP.
(Name of Registrant)

Date: November 14, 2019	By:	/s/ CHEE HONG TAN
	Name:	CHEE HONG TAN
	Title:	Chief Executive Officer and Chairman Principal Executive Officer

