Form 10-K
period 2019-12-31
Inbit Corp
filed 2020-03-27
CIK 1657803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

At December 31, 2019, the end of the Registrant’s most recently completed fiscal year, there were 126,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

ORGANIZATION WITHIN THE LAST FIVE YEARS

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

HOLDERS

As of December 31, 2019, the Company had 126,000,000 shares of our common stock issued and outstanding held by 41 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not sell any of our shares of common stock or other securities during the year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated operating revenues of $21,667 since inception and have incurred $248,038 in operating expenses from inception through December 31, 2019. We incurred net losses of $70,668 and $36,105 for the years ended December 31, 2019 and 2018, respectively. Our net loss since inception (September 30, 2014) through December 31, 2019 was $227,995. The following table provides selected financial data about our company for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Balance Sheet Data

Cash and Cash Equivalents	$458	$554
Other Receivables	$40,000	$40,334
Total Assets	$40,458	$40,888
Total Liabilities	$237,453	$167,215
Shareholders’ Deficit	$(196,995)	$(126,327)

GOING CONCERN

Inbit Corp. is an investment holding company and currently has no operations. Our independent auditor has issued an audit opinion for Inbit Corp. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2019 was $458 with $237,453 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $70,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

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

INBIT CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TOTAL ASIA ASSOCIATES PLT

(LLP0016837-LCA & AF002128)

A Firm registered with US PCAOB and Malaysian MIA

C-3-1, Megan Avenue 1, 189 Off Jalan Tun Razak,

50400 Kuala Lumpur, Malaysia.

Tel: (603) 2733 9989

To the Shareholders and Board of Directors of Inbit Corp.

L9-02, Level 9, Brem Mall,

Jalan Jambu Mawar, Off Jalan Kepong,

52000 Kuala Lumpur, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Inbit Corp. (A Development Stage “Company”) as of December 31, 2019 and 2018, and the related statements of income, stockholders’ equity, and cash flows for the year ended of December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Continued)

TOTAL ASIA ASSOCIATES PLT

(LLP0016837-LCA & AF002128)

A Firm registered with US PCAOB and Malaysian MIA

C-3-1, Megan Avenue 1, 189 Off Jalan Tun Razak,

50400 Kuala Lumpur, Malaysia.

Tel: (603) 2733 9989

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company have working capital deficiency of $196,995 and has accumulated losses of $227,995. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2018.

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

March 26, 2020

INBIT CORP.

(A Development Stage Company)

BALANCE SHEET AS OF DECEMBER 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	December 31, 2019	December 31, 2018
	- $ -	- $ -
ASSETS
Current assets
Cash	458	554
Deposit	40,000	40,334
Total assets	40,458	40,888

LIABILITIES
Current liabilities
Accrued liabilities	14,181	10,232
Amount owing to directors	46,192	46,192
Amount owing to shareholders	175,875	110,791
Amount owing to related party	1,205	-
Total liabilities	237,453	167,215

STOCKHOLDERS’ EQUITY/(DEFICIT)
Common stock
Authorized:
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 126,000,000 shares issued and outstanding as at December 31, 2019 and December 31, 2018 respectively	6,300	6,300
Additional paid in capital	24,700	24,700
Deficit accumulated during the development stage	(227,995)	(157,327)
Total stockholders’ deficit	(196,995)	(126,327)
Total liabilities and stockholders’ equity	40,458	40,888

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEARS ENDED DECEMBER 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except number of shares)

(Audited)

			Period from
			September 30,
	Year ended	Year ended	2014 (Inception) to
	December 31, 2019	December 31, 2018	December 31, 2019
	- $ -	- $ -	- $ -

Revenue	-	17,167	21,667
COGS	-	(13,057)	(13,057)
Other income	-	-	11,433
Operating expenses
General and administrative expenses	(70,668)	(40,215)	(248,038)
Net loss from operations	(70,668)	(36,105)	(227,995)
Net loss	(70,668)	(36,105)	(227,995)
Basic and diluted net loss per share	(0.00)	(0.00)
Weighted average number of shares outstanding	126,000,000	126,000,000

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Common Stock		Capital	Stage	Total
	Number	-$-	-$-	-$-	-$-

Balance, September 30, 2014 (Inception)	-	-	-	-	-
Net loss	-	-	-	(325)	(325)
Balance, December 31, 2014	-	-	-	(325)	(325)
Net loss	-	-	-	(700)	(700)
Balance, December 31, 2015	-	-	-	(1,025)	(1,025)
Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000
Common stock issued for cash at $0.02 per share	1,300,000	1,300	24,700	-	26,000
Net loss	-	-	-	(34,479)	(34,479)
Balance, December 31, 2016	6,300,000	6,300	24,700	(35,504)	(4,504)
Net loss	-	-	-	(85,718)	(85,718)
Balance, December 31, 2017	6,300,000	6,300	24,700	(121,222)	(90,222)
Common stock forward split (20:1)	119,700,000	-	-	-	-
Net loss	-	-	-	(36,105)	(36,105)
Balance, December 31, 2018	126,000,000	6,300	24,700	(157,327)	(126,327)
Net loss	-	-	-	(70,668)	(70,668)
Balance, December 31, 2019	126,000,000	6,300	24,700	(227,995)	(196,995)

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”)

(Audited)

			Period from
			September 30,
	Year ended	Year ended	2014 (Inception) to
	December 31, 2019	December 31, 2018	December 31, 2019
	- $ -	- $ -	- $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(70,668)	(36,105)	(227,995)
Adjustments for:
Depreciation	-	-	350
Equipment written off	-	-	1,750
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in:
Accrued liabilities	3,897	(1,003)	14,181
Current assets	386	(40,334)	(40,000)
NET CASH USED IN OPERATING ACTIVITIES	(66,385)	(77,442)	(251,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(2,100)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from shareholder	-	-	(1,075)
Repayment to related party		(78,987)	(156,983)
Proceeds from sale of common stock	-	-	31,000
Proceeds from loan from directors		46,192	46,192
Proceeds from loan from shareholder	65,084	110,791	176,950
Proceeds from related party	1,205	-	158,188
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,289	77,996	254,272

NET INCREASE IN CASH	(96)	554	458
CASH, BEGINNING OF YEAR/PERIOD	554	-	-
CASH, END OF YEAR/PERIOD	458	554	458

Supplemental cash flow information:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

INBIT CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 30, 2014 and its year-end is December 31. The Company is a development stage company and is currently seeking new business opportunities.

Going concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $227,995 at December 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

6. INCOME TAXES

As of December 31, 2019, the Company has estimated tax loss carry forwards for tax purpose of approximately $227,995. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2019	2018
Loss before income tax	$70,668	$36,105
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	24,027	12,276
Change in valuation allowance	(24,027)	(12,276)
Income tax provision	$-	$-
Components of deferred tax asset:
Non-capital tax loss carry forwards	$77,518	$53,491
Less: valuation allowance	(77,518)	(53,491)
Net deferred tax asset	$-	$-

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

7. SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive and principal financial officer concluded as of December 31, 2019, that our disclosure controls and procedures were not effective.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives, resulting a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.; (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer in connection with the review of our financial statements as of December 31, 2019.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of December 31, 2019.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of the date of this annual report on March 20, 2020 are as follows:

Name	Age	Positions and Offices

Tan Chee Hong	51	CEO, Secretary, Chairman, Director
Choy Cheng Choong	59	CFO, Treasurer, Director
Loke Yeu Loong	56	President, Director
Teo Joo Meng	59	Director
Zadey Che Wan Bin Abdullah Fadzil	42	Director

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

From 1994 to 2003, Mr. Tan has 11 years of experience with one of the leading Japanese conglomerate company, Nagase & Co Ltd, for corporate and strategic planning, regional business development in Asia Pacific and held key executive positions in managing cross border business and had served in various overseas portfolios in Tokyo, Shanghai and Singapore. From 2003 to 2005, he was the CEO of Lexxus Biotech (M) Sdn Bhd, the subsidiary company of DTH Corporation, being one of the first bioinformatics company in the country, frontier in project management with local research & development institutions. With vast experience in international trade for industrial business of specialty chemicals, electronics, semiconductor, engineering plastics, healthcare medical and biotechnology, he has forged key technical alliance with foreign biotechnology company to manage and lead the Malaysian research and development operations for pharmaceuticals industry. Since 2009, Mr. Tan was the Executive Director of Swiftlet Eco Park Holdings Sdn Bhd, the Group Executive Director and Chief Executive Officer for Swiftlet Eco Park Berhad, RBN Global Berhad, Royal Bird’s Nest Sdn Bhd, RBN Aesthetic Wellness Sdn Bhd, the members of Swiftlet Eco Park Group of Companies, leads and manages the global business growth and cross border business development of the Group.

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

From May 1989 to September 1995, Mr. Choy joined Pico International (M) Sdn Bhd as Group Finance & Administration Manager where he was overall responsible for Pico Group of Companies finance and administrative functions with annual turnover of about RM40 million. Since 2009, Mr Choy served as a Director in Swiftlet Eco Park Holdings Sdn Bhd.

Mr. Choy’s financial background and his professional qualification as well as his business experience, has led the Board of Directors to reach the conclusion that he should serve as a Director and Chief Financial Officer of the Company. On October 26, 2016, Mr. Choy was appointed as the Chief Financial Officer of the Company.

Loke Yeu Loong – President, Director

Mr. Loke Yeu Loong joined Naga Sakti Sdn Bhd as Operations Manager in 1986, responsible for all the sales, marketing and administration activities. Naga Sakti Sdn Bhd is a joint venture between Sg Gadut Development Sdn Bhd and Blue Circle Group U.K one of the world’s largest manufacturer of allied building products. In 1990, Mr. Loke joined MBF Property Services as Senior Manager responsible for property development projects in Penang and the Klang Valley. He was subsequently posted to Johor as Head of Sales & Marketing for the southern region. He has managed over twenty property development projects and oversee the Sales & Marketing team. From 1995 to 2004, he was appointed as the Chief Operating Officer and Executive Director of DTH Corporation Group of Company. His responsibility was to oversee and lead the operation of the organization, business development and cross border development. Since 2009, Mr. Loke was appointed as the Group Managing Director of Swiftlet Eco Park Group of Companies and Bio Perak Sdn Bhd. Bio Perak Sdn Bhd is a joint venture company with the Perak State Development Corporation and it acts as the Promoter of Biotechnology Industry for The State Government of Perak. His responsibility as Managing Director was to oversee the management team and direct the activities and productivity of the entire group.

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

Teo Joo Meng – Director

Mr. Teo Joo Meng, obtained his Master in Business Management (MBA) from the Shu-Te University of Taiwan in 2010.

Mr. Teo served as a Non-Executive Director of Swiftlet Eco Park Holdings Sdn Bhd. He has been engaged in research, training and manufacturing for his passion in cosmetic and skin care industry for more than 20 years of experience. He has had also held various senior management, clinical and research appointments in various niche healthcare sectors over the past several years, in Malaysia and abroad. He was instrumental in establishing the fundamental requirement and design the framework of the set-up of aesthetic wellness business in the Group.

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

In year 2004, Mr. Zadey Che Wan Bin Abdullah Fadzil was the head of customer service, sales & marketing department of Mango Dot Net Sdn Bhd, a broadband service company. His main responsibility is overseeing and leading the customer service department and sales & marketing department. Since year 2006, he serves as an executive director in Perak Communication Technology Sdn Bhd and Perak Integrated Networking Services Sdn Bhd. He is responsible for establishing excellent rapport with the State Government officers, Local Authority officers, Telcos officers and External Technical Agency officers to smoothen and to complete the whole operations of submission, permitting and legalization process and carry out the functions as a “One Stop Centre” and facilitator for the compliance submission for location and construction of new Infrastructures on behalf of the State Government and telecommunication providers with other state agencies or other relevant authorities. ln 2016, he served as a director in Swiftlet Eco Park Bhd. His responsibility is to oversee and manage the business operation of the company.

Mr. Zadey Che Wan Bin Abdullah Fadzil’s experience in management and marketing has led the Board of Directors to reach the conclusion that he should serve as a Director of the Company. On October 26, 2016, Mr. Zadey Che Wan Bin Abdullah Fadzil was appointed as the Director of the Company.

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

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two independent directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2019:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former Officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal year ended as indicated.

Name and				Stock	Option	Non-Equity Incentive Plan	Non-qualified Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Tan Chee Hong (1)	2019	0	0	0	0	0	0	0	0

Choy Cheng Choong (2)	2019	0	0	0	0	0	0	0	0

Loke Yeu Loong (3)	2019	0	0	0	0	0	0	0	0

Teo Joo Meng (4)	2019	0	0	0	0	0	0	0	0

Zadey Che Wan Bin Abdullah Fadzil (5)	2019	0	0	0	0	0	0	0	0

(1)	CEO, Secretary, Chairman, Director

(2)	CFO, Treasurer, Director

(3)	President, Director

(4)	Director

(5)	Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 126,000,000 shares of our common stock issued and outstanding as of December 31, 2019. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares		Percent of
Title of Class	of Beneficial Owner	Owned Beneficially		Class Owned

Common Stock:	Tan Chee Hong
	CEO, Secretary, Chairman and Director
	229-A Kg Lapan, Bacang, 75200 Melaka,	12,795,699		10.1%
	Malaysia

Common Stock:	Choy Cheng Choong
	CFO, Treasurer and Director
	26,Jalan Sri Hartamas 12, Sri Hartamas, 50480	10,903,226		8.6%
	Kuala Lumpur, Malaysia

Common Stock:	Loke Yeu Loong
	President and Director
	No. 15 Jalan l/l42, Taman Orkid Desa, 56000	17,000,000	(1)	13.5%
	Kuala Lumpur, Malaysia

Common Stock:	Teo Joo Meng
	Director	4,301,075		3.4%
	1, Jalan Kuning Muda 6, Taman Pelangi, 80400
	Johor Bahru, Malaysia

Common Stock:	Zadey Che Wan Bin Abdullah Fadzil
	Director	23,000,000	(2)	18.2%
	1, Lorong Bayu Nyaman A, Country Heights,
	43000 Kajang, Selangor, Malaysia

Common Stock:	Fatimah Binti Abdillah
	Istana Al-Muktafi Billah, 20400 Kuala	10,000,000		7.9%
	Terengganu, Malaysia

l) Mr. Loke Yeu Loong’s 17,000,000 shares held in the name of Grade Competence Sdn Bhd, an entity beneficially owned and controlled by Mr. Loke Yeu Loong and his wife, Liau Kuan Mee.

2) Zadey Che Wan Bin Abdullah Fadzil’s 23,000,000 shares include 3,000,000 held in his own name, and an additional 10,000,000 shares held in the name of his father, Abdullah Fadzil Bin Che Wan, who lives in the same household, and an additional 10,000,000 shares held in the name of Abdullah Fadzil Che Wan Holdings Sdn Bhd, an entity beneficially owned and controlled by Mr. Abdullah Fadzil Bin Che Wan and his wives.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2019 the total fees charged to the Company for audit services, including quarterly reviews were $9,512 (2018: $10,000), for audit-related services were $0 (2018: $0) and for tax services and other services were $675 (2018:$500) and $0 (2018: $0), respectively.

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

INBIT CORP.
(Name of Registrant)
Date: March 26, 2020	By:	/s/ TAN CHEE HONG
	Name:	TAN CHEE HONG
	Title:	Chief Executive Officer and Chairman

Date: March 26, 2020	By:	/s/ CHOY CHENG CHOONG
	Name:	CHOY CHENG CHOONG
	Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

